Form 10-Q
period 1994-03-31
MASSACHUSETTS ELECTRIC CO
filed 1994-05-11
CIK 63073

               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.   20549


                            FORM 10-Q


  (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1994

                               OR

  ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934


                  Commission File Number 0-5464


             (LOGO)  MASSACHUSETTS ELECTRIC COMPANY


       (Exact name of registrant as specified in charter)


        MASSACHUSETTS               04-1988940
        (State or other             (I.R.S. Employer
        jurisdiction of             Identification No.)
        incorporation or
        organization)


      25 Research Drive, Westborough, Massachusetts   01582
            (Address of principal executive offices)

       Registrant's telephone number, including area code
                         (508-366-9011)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes (X)      No ( )

Common stock, par value $25 per share, authorized and outstanding: 2,398,111 shares at March 31, 1994.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
- ----------------------------

                         MASSACHUSETTS ELECTRIC COMPANY
                              Statements of Income
                             Periods Ended March 31
                                   (Unaudited)
                                           Three Months         Twelve Months
                                           ------------         -------------
                                          1994      1993      1994      1993
                                          ----      ----      ----      ----
                                                    (In Thousands)
Operating revenue                       $381,712  $378,441$1,471,811 $1,408,978
                                        --------  ------------------ ----------

Operating expenses:
  Purchased electric energy, principally from
   New England Power Company, an affiliate285,162  277,475 1,089,605  1,053,782
  Other operation                         46,563    52,392   223,610    185,485
  Maintenance                              7,850    13,194    22,824     40,906
  Depreciation                            10,825    10,400    41,273     39,650
  Taxes, other than income taxes           8,309     7,758    27,077     25,050
  Income taxes                             5,879     3,391    13,542     13,170
                                        --------  ------------------ ----------
       Total operating expenses          364,588   364,610 1,417,931  1,358,043
                                        --------  ------------------ ----------
       Operating income                   17,124    13,831    53,880     50,935

  Other income (expense) - net, including
   related taxes                          (1,455)   (1,109)     (410)      (421)
                                        --------  ------------------ ----------
       Operating and other income         15,669    12,722    53,470     50,514
                                        --------  ------------------ ----------

Interest:
  Interest on long-term debt               5,003     6,029    22,377     22,792
  Other interest                           1,167       707     4,099      3,948
  Allowance for borrowed funds used during
   construction - credit                     (73)      (74)     (297)      (233)
                                        --------  ------------------ ----------
       Total interest                      6,097     6,662    26,179     26,507
                                        --------  ------------------ ----------

       Net income                       $  9,572  $  6,060$   27,291 $   24,007
                                        ========  ================== ==========


                         Statements of Retained Earnings

Retained earnings at beginning of period$135,276  $134,670$  129,681 $  131,885
Net income                                 9,572     6,060    27,291     24,007
Dividends declared on cumulative
  preferred stock                           (778)     (857)   (3,693)    (3,428)
Dividends declared on common stock        (6,595)  (10,192)  (14,988)   (22,783)
Premium on redemption of preferred stock                        (816)
                                        --------  ------------------ ----------
Retained earnings at end of period      $137,475  $129,681$  137,475 $  129,681
                                        ========  ================== ==========

   The accompanying notes are an integral part of these financial statements.

   Per share data is not relevant because the Company's common stock is wholly owned by New England Electric System.

                      MASSACHUSETTS ELECTRIC COMPANY
                              Balance Sheets
                                (Unaudited)
                                                   March 31,   December 31,
                                  ASSETS             1994          1993
                                  ------             ----          ----
                                                       (In Thousands)
Utility plant, at original cost                      $1,292,452    $1,279,194
  Less accumulated provisions for depreciation          358,408       352,467
                                                     ----------    ----------
                                                        934,044       926,727
Construction work in progress                            19,893        18,558
                                                     ----------    ----------
   Net utility plant                                    953,937       945,285
                                                     ----------    ----------
Current assets:
  Cash                                                      573           773
  Accounts receivable:
   From sales of electric energy                        149,677       142,532
   Other (including $1,814,000 and $3,517,000 from affiliates)14,019   22,881
     Less reserves for doubtful accounts                 12,100        10,534
                                                     ----------    ----------
                                                        151,596       154,879
  Unbilled revenues                                      37,400        43,400
  Materials and supplies, at average cost                11,827        10,601
  Prepaid and other current assets                       18,642        19,990
                                                     ----------    ----------
     Total current assets                               220,038       229,643
                                                     ----------    ----------
Deferred charges and other assets                        60,446        57,376
                                                     ----------    ----------
                                                     $1,234,421    $1,232,304
                                                     ==========    ==========

                        CAPITALIZATION AND LIABILITIES
                        ------------------------------
Capitalization:
  Common stock, par value $25 per share, authorized
   and outstanding 2,398,111 shares                  $   59,953    $   59,953
  Premiums on capital stocks                             45,862        45,862
  Other paid-in capital                                 141,310       141,310
  Retained earnings                                     137,475       135,276
                                                     ----------    ----------
     Total common equity                                384,600       382,401
  Cumulative preferred stock                             50,000        50,000
  Long-term debt                                        264,683       264,719
                                                     ----------    ----------
     Total capitalization                               699,283       697,120
                                                     ----------    ----------
Current liabilities:
  Long-term debt due within one year                     10,000
  Short-term debt (including $6,000,000 and $8,350,000
   to affiliates)                                        50,470        37,925
  Accounts payable (including $148,898,000 and $160,852,000
    to affiliates)                                      157,744       178,117
  Accrued liabilities:
   Taxes                                                  7,020         1,133
   Interest                                               5,866         6,784
   Other accrued expenses                                68,693        69,823
  Customer deposits                                       5,386         5,907
  Dividends payable                                       7,373         5,575
                                                     ----------    ----------
     Total current liabilities                          312,552       305,264
                                                     ----------    ----------
Deferred federal and state income taxes                 146,108       146,414
Unamortized investment tax credits                       19,737        20,044
Other reserves and deferred credits                      56,741        63,462
                                                     ----------    ----------
                                                     $1,234,421    $1,232,304
                                                     ==========    ==========

  The accompanying notes are an integral part of these financial statements.

                        MASSACHUSETTS ELECTRIC COMPANY
                           Statements of Cash Flows
                            Quarters Ended March 31
                                  (Unaudited)
                                                          1994         1993
                                                          ----         ----
                                                            (In Thousands)
Operating activities:
   Net income                                          $  9,572      $  6,060
   Adjustments to reconcile net income to net cash
     provided by operating activities:
   Depreciation                                          10,825        10,400
   Deferred income taxes and investment tax credits - net  (544)       (8,245)
   Allowance for funds used during construction             (73)          (74)
   Early retirement program                                             7,665
   Decrease (increase) in accounts receivable,
     net and unbilled revenues                            9,283        (9,138)
   Decrease (increase) in materials and supplies         (1,226)          140
   Increase (decrease) in accounts payable              (20,373)      (26,063)
   Increase (decrease) in other current liabilities       3,318        28,434
   Other, net                                            (2,725)       (2,047)
                                                       --------      --------
       Net cash provided by operating activities       $  8,057      $  7,132
                                                       --------      --------

Investing activities:
   Plant expenditures, excluding allowance for
     funds used during construction                    $(19,612)     $(18,036)
   Other investing activities                            (5,616)
                                                       --------      --------
       Net cash used in investing activities           $(25,228)     $(18,036)
                                                       --------      --------
Financing activities:
   Dividends paid on common stock                      $ (4,796)     $ (5,396)
   Dividends paid on preferred stock                       (778)         (857)
   Long-term debt-issues                                 10,000        50,000
   Long-term debt-retirements                                         (20,000)
   Premium on reacquisition of long-term debt                            (208)
   Changes in short-term debt                            12,545       (11,525)
                                                       --------      --------
       Net cash provided by financing activities       $ 16,971      $ 12,014
                                                       --------      --------

Net increase in cash and cash equivalents              $   (200)     $  1,110

Cash and cash equivalents at beginning of period            773           738
                                                       --------      --------
Cash and cash equivalents at end of period             $    573      $  1,848
                                                       ========      ========

Supplementary information:
   Interest paid less amounts capitalized              $  6,714      $  5,708
                                                       --------      --------
   Federal and state income taxes paid                 $ (1,900)     $  1,405
                                                       --------      --------

  The accompanying notes are an integral part of these financial statements.

Note A
- ------

     The Federal Comprehensive Environmental Response, Compensation and Liability Act, more commonly known as the "Superfund" law, imposes strict, joint and several liability, regardless of fault, for remediation of property contaminated with hazardous substances. Parties liable include past and present site owners and operators, transporters that brought wastes to the site, and entities that generated or arranged for disposal or treatment of wastes ultimately disposed of at the site. A number of states, including Massachusetts, have enacted similar laws.

     The electric utility industry typically utilizes and/or generates in its operations a range of potentially hazardous products and by-products. These products or by-products may not have previously been considered hazardous, and may not currently be considered hazardous, but may be identified as such by federal, state, or local authorities in the future. The New England Electric System (NEES) subsidiaries currently have in place an environmental audit program intended to enhance compliance with existing federal, state, and local requirements regarding the handling of potentially hazardous products and by-products.

     Federal and state environmental agencies, as well as private parties, have contacted or initiated legal proceedings against the Company regarding liability for cleanup of sites alleged to contain hazardous waste or substances. The Company has been named as a potentially responsible party (PRP) by either the U.S. Environmental Protection Agency or the Massachusetts Department of Environmental Protection (DEP) for 14 sites at which hazardous waste is alleged to have been disposed. The Company is also aware of other sites which it may be held responsible for remediating and it is likely that, in the future, the Company will become involved in additional proceedings demanding contribution for the cost of remediating additional hazardous waste sites.

     The most prevalent type of hazardous waste sites that the Company has been connected with are former manufactured gas locations. Until the early 1970's, predecessors or affiliates of the Company were in the gas business. There are approximately 35 locations in Massachusetts at which gas may have been manufactured and/or stored. Of the manufactured gas locations, 17 have been listed for investigation by the DEP. In a lawsuit involving one of these sites, the United States Court of Appeals for the First Circuit affirmed in 1993 an earlier adverse decision against the Company, NEES and another subsidiary, New England Power Service Company. The decision held these companies liable for cleanup of the properties involved in the case.

- ------

     In 1993, the Massachusetts Department of Public Utilities approved a rate agreement filed by the Company that resolved all rate recovery issues related to Massachusetts manufactured gas sites formerly owned by the Company, its predecessors, and its affiliates, as well as certain other Massachusetts hazardous waste sites. The agreement allows for environmental remediation costs for such sites to be met from a special interest bearing fund established on the Company's books in 1993 of $30 million. The initial fund balance was not recoverable from customers. Annual contributions of $3 million, adjusted for inflation, are being added to the fund by the Company and are recoverable in rates. Under the agreement, any shortfalls in the fund will be paid by the Company and be recovered through rates over seven years, without interest.

     Predicting the potential costs to investigate and remediate hazardous waste sites continues to be difficult. Factors such as the evolving nature of remediation technology and regulatory requirements and the particular characteristics of each site, including, for example the size of the site, the nature and amount of waste disposed at the site, and the surrounding geography and land use, make precise estimates difficult. There are also significant uncertainties as to the portion, if any, of the investigation and remediation costs of any particular hazardous waste site that may ultimately be borne by the Company. At March 31, 1994, the Company had total reserves for environmental response costs of $42 million and a related regulatory asset of $14 million.

     The Company believes that hazardous waste liabilities for all sites of which it is aware, and which are not covered by a rate agreement, will not be material (10 percent of common equity) to its financial position. Where appropriate, the Company intends to seek recovery from its insurer and from other PRPs, but it is uncertain whether, and to what extent, such efforts would be successful.


Note B
- ------

     In the opinion of the Company, these statements reflect all adjustments (which include normal recurring adjustments) necessary for a fair statement of the results of its operations for the periods presented and should be considered in conjunction with the notes to the financial statements in the Company's 1993 Annual Report.

    Item 2. Management's Discussion and Analysis of Financial
    ---------------------------------------------------------
               Condition and Results of Operations
               -----------------------------------

Earnings
- --------
     Net income for the first quarter of 1994 increased $4 million compared to the corresponding prior period. Earnings in the first quarter of 1993 included a one-time charge of $8 million, after tax ($13 million, before tax) associated with an early retirement offer and a special severance program for non-union employees undertaken by the Company as part of an organizational review. Excluding the effects of this 1993 charge, 1994 first quarter earnings decreased $4 million. This decrease reflects a $6 million seasonal reduction in accrued unbilled revenue recorded in the first quarter compared to the December 1993 level (see Rate Activity section), as well as increased operating expenses. Although the Company experienced an increase in kilowatthour (KWH) sales, the resulting increase in revenues was offset by increased purchased power costs.

Rate Activity
- -------------
     In 1993, the Massachusetts Department of Public Utilities
(MDPU) approved a rate agreement filed by the Company, the Massachusetts Attorney General, and two groups of large commercial and industrial customers.

     Under the agreement, effective December 1, 1993, the Company began implementing an 11 month general rate decrease of $26 million (annual basis), from the level of rates then in effect. This rate reduction will continue in effect until October 31, 1994, after which rates will increase to the previously approved levels. The agreement also provides for rate discounts of up to $4 million available for the period ending October 31, 1994 for large commercial and industrial customers who sign agreements to give a five year notice to the Company before they purchase power from another supplier or generate any additional power themselves. The notice provision may be reduced from five to three years under certain conditions. These discounts will increase in November 1994 to a level of $11 million per year, representing a five percent discount on base rates, if all eligible customers sign agreements. Approximately 80 percent of eligible customers have signed agreements. The Company also agreed not to increase its base rates before October 1, 1995. The decrease in revenues is being offset by the recognition for accounting purposes of revenues for electricity delivered but not yet billed. The agreement provided that unbilled revenue at September 30, 1993 of approximately $35 million be amortized over thirteen months commencing December 1, 1993.
     The agreement also resolved all issues associated with providing funds and securing rate recovery for environmental remediation costs of Massachusetts manufactured gas waste sites formerly owned by the Company, its predecessors, and its affiliates, as well as certain other environmental cleanup costs (see Hazardous Waste section).

Demand-Side Management
- ----------------------
     The Company files its conservation and load management programs, also referred to in the industry as demand-side management (DSM) programs, regularly with the MDPU and has received approval to recover in rates estimated DSM expenditures on a current basis. The rates provide for reconciling estimated expenditures to actual DSM expenditures, with interest. Expenditures subject to the reconciliation mechanism were $7.0 million in the first three months of 1994 and $47 million for the full year 1993. Since 1990, the Company has been allowed to earn incentives based on the results of its DSM program. The Company must be able to demonstrate to the MDPU the electricity savings produced by its DSM program before incentives are recorded. The Company recorded $6.7 million of before-tax incentives in 1993.
The Company has received approval from the MDPU that will give it the opportunity to continue to earn incentives on 1994 DSM program results.

Operating Revenue
- -----------------
     Operating revenue for the first quarter March 31, 1994 increased by $3 million from the corresponding period in 1993. KWH sales billed to ultimate customers increased by 2.3 percent in the first quarter of 1994 compared to the corresponding prior period. The increased sales reflect the colder weather conditions in the first quarter of 1994 and an improving economy, partially offset by a reduction of one billing day due to meter reading schedules. KWH sales in 1994 are expected to increase approximately one and one-half to two percent as compared to 1993.
     The following table summarizes the changes in operating
revenue:
            Increase (Decrease) in Operating Revenue
                                           First Quarter
                                           -------------
                                           1994 vs 1993
                                           ------------
                                           (In Millions)

     Fuel recovery                              $ 3

     Demand-side management program recovery      1

     General rate changes                        (7)

     Sales increase and other                     4

     Unbilled revenue amortized under
      rate agreement                              8

     Change in accrued unbilled revenue          (6)
                                                ---
                                                $ 3
                                                ===

     The Company's rates contain a fuel clause and a purchased power cost adjustment mechanism (PPCA) provision. The PPCA is designed to allow the Company to pass on to its customers changes in purchased energy costs (excluding fuel) resulting from rate increases or decreases by New England Power Company (NEP). The PPCA also passes on to customers the seasonal effects from NEP's purchased power rates to the Company. General rate changes reflect a general rate decrease that went into effect in the fourth quarter of 1993 and will stay in effect until October 31, 1994 when rates will increase to their previously authorized level. This decrease was offset by the amortization of $8 million of unbilled revenue pursuant to the 1993 rate agreement. The Company is now recognizing quarterly seasonal fluctuations in unbilled revenues on an ongoing basis which for the first quarter of 1994 was a decrease of $6 million. For a further discussion of rate changes, see the Rate Activity section.

Operating Expenses
- ------------------
     The following table summarizes the changes in operating expenses which are discussed below:
            Increase (Decrease) in Operating Expenses

                                           First Quarter
                                           -------------
                                           1994 vs 1993
                                           -------------
                                           (In Millions)
   Purchased electric energy:

     Fuel costs                                $  3

     Purchases and demand charges from NEP        5

   Other operation and maintenance:

     Demand-side management program expenses      1

     Other                                      (12)

   Taxes                                          3
                                               ----
                                               $  -
                                               ====
     The increase in purchases and demand charges from NEP primarily reflects an increase of 3.9 percent in peak demand levels in the first quarter. The decrease in other operation and maintenance-other reflects the one-time costs amounting to $13 million associated with an early retirement offer and special severance program recorded in the first quarter of 1993.
     The increase in taxes in the first quarter of 1994 is primarily due to increased income, the effects of the increase in the Federal corporate income tax rate from 34 percent to 35 percent which went into effect in the third quarter of 1993 retroactive to January 1, 1993, and increased property taxes.

Hazardous Waste
- ---------------
     The Federal Comprehensive Environmental Response, Compensation and Liability Act, more commonly known as the "Superfund" law, imposes strict, joint and several liability, regardless of fault, for remediation of property contaminated with hazardous substances. Parties liable include past and present site owners and operators, transporters that brought wastes to the site, and entities that generated or arranged for disposal or treatment of wastes ultimately disposed of at the site. A number of states, including Massachusetts, have enacted similar laws.
     The electric utility industry typically utilizes and/or generates in its operations a range of potentially hazardous products and by-products. These products or by-products may not have previously been considered hazardous, and may not currently be considered hazardous, but may be identified as such by federal, state, or local authorities in the future. The New England Electric System (NEES) subsidiaries currently have in place an environmental audit program intended to enhance compliance with existing federal, state, and local requirements regarding the handling of potentially hazardous products and by-products.

     Federal and state environmental agencies, as well as private parties, have contacted or initiated legal proceedings against the Company regarding liability for cleanup of sites alleged to contain hazardous waste or substances. The Company has been named as a potentially responsible party (PRP) by either the U.S. Environmental Protection Agency (EPA) or the Massachusetts Department of Environmental Protection (DEP) for 14 sites at which hazardous waste is alleged to have been disposed. The Company is also aware of other sites which it may be held responsible for remediating and it is likely that, in the future, the Company will become involved in additional proceedings demanding contribution for the cost of remediating additional hazardous waste sites.
     The most prevalent type of hazardous waste sites that the Company has been connected with are former manufactured gas locations. Until the early 1970's, predecessors or affiliates of the Company were in the gas business. There are approximately 35 locations in Massachusetts at which gas may have been manufactured and/or stored. Of the manufactured gas locations, 17 have been listed for investigation by the DEP. In a lawsuit involving one of these sites, the United States Court of Appeals for the First Circuit affirmed in 1993 an earlier adverse decision against the Company, NEES and another subsidiary, New England Power Service Company. The decision held these companies liable for cleanup of the properties involved in the case.

     In 1993, the MDPU approved a rate agreement filed by the Company (see Rate Activity section) that resolved all rate recovery issues related to Massachusetts manufactured gas sites formerly owned by the Company, its predecessors, and its affiliates, as well as certain other Massachusetts hazardous waste sites. The agreement allows for environmental remediation costs for such sites to be met from a special interest bearing fund established on the Company's books in 1993 of $30 million. The initial fund balance was not recoverable from customers. Annual contributions of $3 million, adjusted for inflation, are being added to the fund by the Company and are recoverable in rates. Under the agreement, any shortfalls in the fund will be paid by the Company and be recovered through rates over seven years, without interest.
     Predicting the potential costs to investigate and remediate hazardous waste sites continues to be difficult. Factors such as the evolving nature of remediation technology and regulatory requirements and the particular characteristics of each site, including, for example the size of the site, the nature and amount of waste disposed at the site, and the surrounding geography and land use, make precise estimates difficult. There are also significant uncertainties as to the portion, if any, of the investigation and remediation costs of any particular hazardous waste site that may ultimately be borne by the Company. At March 31, 1994, the Company had total reserves for environmental response costs of $42 million and a related regulatory asset of $14 million.
     The Company believes that hazardous waste liabilities for all sites of which it is aware, and which are not covered by a rate agreement, will not be material (10 percent of common equity) to its financial position. Where appropriate, the Company intends to seek recovery from its insurer and from other PRPs, but it is uncertain whether, and to what extent, such efforts would be successful.

Electric and Magnetic Fields (EMF)
- ---------------------------------
     In recent years, concerns have been raised about whether EMF, which occur near transmission and distribution lines as well as near household wiring and appliances, cause or contribute to adverse health effects. Numerous studies on the effects of these fields, some of them sponsored by electric utilities (including NEES companies), have been conducted and are continuing. Some of the studies have suggested associations between certain EMF and various types of cancer, while other studies have not substantiated such associations. In February 1993, the EPA called for significant additional research on EMF. It is impossible to predict the ultimate impact on the Company and the electric utility industry if further investigations were to demonstrate that the present electricity delivery system is contributing to increased risk of cancer or other health problems.

     Several state courts have recognized a cause of action for damage to property values in transmission line condemnation cases based on the fear that power lines cause cancer. It is difficult to predict what impact there would be on the Company if this cause of action is recognized in Massachusetts and in contexts other than condemnation cases.

Competitive Conditions
- ----------------------
     The electric utility business is being subjected to increasing competitive pressures, stemming from a combination of increasing electric rates, improved technologies, and new regulations and legislation intended to foster competition. Currently, the most prominent form of competition in the electric utility industry is in the bulk power market in which non-utility generating sources have noticeably increased their market share. This change indirectly affects the Company as it purchases all of its energy requirements from NEP. Electric utilities are also facing increased competition in the retail market primarily from alternative fuel suppliers (principally natural gas companies) for heating and cooling, customer-owned generation to displace purchases from electric utilities, and direct competition among electric utilities to attract major new manufacturing facilities to their service territories. In the future, the potential exists for electric utilities and non-utility generators to sell electricity to retail customers of other electric utilities. For example, the California Public Utilities Commission recently announced a proposal that would give certain large retail customers in that state, by the year 1996, and all other retail customers by the year 2002, the option of selecting their electricity provider. Power purchased from another provider would still be delivered over the local utility's transmission network which, under the proposal, would be subject to broader access. Other states, including Massachusetts have considered or are in the process of considering options to foster increased competition.
     The NEES companies are responding to current and anticipated competitive pressures in a variety of ways including cost control and a corporate reorganization into separate retail and wholesale business units. The retail business unit, which includes the Company, is responding to competition through the development of value-added services for customers and the offering of economic development rates to encourage businesses to locate in the Company's service territory. In its recent rate settlement, the Company was able to change the standard terms under which it offers service to commercial and industrial customers to extend the notice period a customer must give from one to two years before purchasing electricity from others or generating any additional electricity for the customer's own use. In addition, the Company began offering a discount from base rates in return for a contract requiring the customer to provide five years written notice before purchasing electricity from others or generating any additional electricity for the customer's own use. The discount is available to customers with average monthly peak demands over 500 kilowatts.
     Since a large part of the Company's costs represent the cost of power purchased from NEP, its competitive position is affected by NEP's ability to control costs. NEP is controlling costs and positioning itself for increased competition through such means as terminating certain purchased power contracts, past and future shutdowns of uneconomic generating stations, and rapid amortization of certain plant assets.
     Electric utility rates are generally based on a utility's costs. Therefore, electric utilities are subject to certain accounting standards that are not applicable to other business enterprises in general. These accounting rules allow regulated entities, in appropriate circumstances, to establish regulatory assets and to defer the income statement impact of certain costs that are expected to be recovered in future rates. The effects of competition could ultimately cause the operations of the Company, or a portion thereof, to cease meeting the criteria for application of these accounting rules. While the Company does not expect to cease meeting these criteria in the near future, if this were to occur, accounting standards of enterprises in general would apply and immediate recognition of any previously deferred costs would be necessary in the year in which these criteria were no longer applicable.

Utility Plant Expenditures and Financings
- -----------------------------------------
     Cash expenditures for utility plant totaled $20 million in the first three months of 1994. The funds necessary for utility plant expenditures during the period were primarily provided by proceeds from the issuance of additional short-term and long-term debt. During the first three months of 1994, the Company issued $10 million of first mortgage bonds bearing an interest rate 7.05 percent. In May 1994, the Company issued an additional $5 million of new long-term debt bearing an interest rate of 8.08 percent.
The Company plans to issue an additional $35 million of first mortgage bonds in 1994.
     At March 31, 1994, the Company had $50 million of short-term debt outstanding including $44 million in the form of commercial paper borrowings. The Company currently has lines of credit with banks totaling $63 million which are available to provide liquidity support for commercial paper borrowings and other corporate purposes. There were no borrowings under these lines of credit at March 31, 1994.
     For the twelve-month period ending March 31, 1994, the ratio of earnings to fixed charges was 2.55.

                   PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
- --------------------------

   Information concerning the Company's rate filing for demand-side management programs, discussed in Part I of this report in Management's Discussion and Analysis of Financial Condition and
Results of Operations, is incorporated herein by reference and made a part hereof.

Item 4.  Submission of Matters to a Vote of Security-Holders
- ------------------------------------------------------------

   On March 16, 1994, the Annual Meeting of Stockholders was held. The following actions were taken by the unanimous vote of the 2,398,111 shares having general voting rights represented at the meeting:

   The number of directors for the ensuing year was fixed at twelve.

   The following were elected as directors:

   Urville J. Beaumont
   Joan T. Bok
   Sally L. Collins
   John H. Dickson
   Charles B. Housen
   Kathryn A. McCarthy
   Patricia A. McGovern
   John F. Reilly
   John W. Rowe
   Richard P. Sergel
   Richard M. Shribman
   Roslyn M. Watson


   Michael E. Jesanis was elected Treasurer and Robert King Wulff was elected Clerk.

   Coopers & Lybrand was selected as auditor for 1994.

Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

   The Company is filing the following revised exhibit for incorporation by reference into its registration statements on Form S-3, Commission file Nos. 33-49453 and 33-50033.

   12       Statement re computation of ratios

                            SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q for the quarter ended March 31, 1994 to be signed on its behalf by the undersigned thereunto duly authorized.

                                MASSACHUSETTS ELECTRIC COMPANY

                                s/ Michael E. Jesanis


                                Michael E. Jesanis, Treasurer,
                                Authorized Officer, and
                                Principal Financial Officer

Date:  May 11, 1994