Form 10-Q
period 1994-06-30
MASSACHUSETTS ELECTRIC CO
filed 1994-08-10
CIK 63073

               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.   20549


                            FORM 10-Q


  (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1994

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

                       Yes (X)      No ( )

Common stock, par value $25 per share, authorized and outstanding: 2,398,111 shares at June 30, 1994.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
- ----------------------------

                         MASSACHUSETTS ELECTRIC COMPANY
                           Statements of Income (Loss)
                              Periods Ended June 30
                                   (Unaudited)
                                               Quarter           Six Months
                                              --------           ----------
                                          1994      1993      1994       1993
                                          ----      ----      ----       ----
                                                     (In Thousands)
Operating revenue                       $339,886  $340,293  $721,598   $718,734
                                        --------  --------  --------   --------

Operating expenses:
  Purchased electric energy, principally from
   New England Power Company, an affiliate246,563  249,965   531,725    527,440
  Other operation                         47,990    68,999    94,553    121,391
  Maintenance                              7,389     4,705    15,239     17,899
  Depreciation                            10,825    10,400    21,650     20,800
  Taxes, other than income taxes           7,019     6,607    15,328     14,365
  Income taxes                             5,046    (2,956)   10,925        435
                                        --------  --------  --------   --------
       Total operating expenses          324,832   337,720   689,420    702,330
                                        --------  --------  --------   --------
       Operating income                   15,054     2,573    32,178     16,404

Other income:
  Other income (expense) - net              (311)      169    (1,766)      (940)
                                        --------  --------  --------   --------
       Operating and other income         14,743     2,742    30,412     15,464
                                        --------  --------  --------   --------

Interest:
  Interest on long-term debt               5,163     6,105    10,166     12,134
  Other interest                           1,439       865     2,606      1,572
  Allowance for borrowed funds used during
   construction - credit                     (74)      (84)     (147)      (158)
                                        --------  --------  --------   --------
       Total interest                      6,528     6,886    12,625     13,548
                                        --------  --------  --------   --------

       Net income (loss)                $  8,215  $ (4,144) $ 17,787   $  1,916
                                        ========  ========  ========   ========


                         Statements of Retained Earnings

Retained earnings at beginning of period$137,475  $129,681  $135,276   $134,670
Net income (loss)                          8,215    (4,144)   17,787      1,916
Dividends declared on cumulative
  preferred stock                           (779)     (857)   (1,557)    (1,714)
Dividends declared on common stock        (6,594)   (1,199)  (13,189)   (11,391)
                                        --------  --------  --------   --------
Retained earnings at end of period      $138,317  $123,481  $138,317   $123,481
                                        ========  ========  ========   ========

   The accompanying notes are an integral part of these financial statements.

   Per share data is not relevant because the Company's common stock is wholly owned by New England Electric System.

                    MASSACHUSETTS ELECTRIC COMPANY
                         Statements of Income
                      Twelve Months Ended June 30
                              (Unaudited)
                                               1994        1993
                                               ----        ----
                                                (In Thousands)
Operating revenue                           $1,471,405 $1,428,116
                                            ---------- ----------

Operating expenses:
 Purchased electric energy, principally from
  New England Power Company, an affiliate    1,086,203  1,063,488
 Other operation                               202,601    214,133
 Maintenance                                    25,508     38,465
 Depreciation                                   41,698     40,100
 Taxes, other than income taxes                 27,489     26,150
 Income taxes                                   21,545      5,711
                                            ---------- ----------
      Total operating expenses               1,405,044  1,388,047
                                            ---------- ----------
      Operating income                          66,361     40,069

Other income:
 Other income (expense) - net                     (890)      (572)
                                            ---------- ----------
      Operating and other income                65,471     39,497
                                            ---------- ----------

Interest:
 Interest on long-term debt                     21,435     23,427
 Other interest                                  4,673      4,277
 Allowance for borrowed funds used during
  construction - credit                           (286)      (251)
                                            ---------- ----------
      Total interest                            25,822     27,453
                                            ---------- ----------

      Net income                            $   39,649 $   12,044
                                            ========== ==========



                    Statements of Retained Earnings


Retained earnings at beginning of period    $  123,481 $  135,250
Net income                                      39,649     12,044
Dividends declared on cumulative preferred stock(3,614)    (3,428)
Dividends declared on common stock             (20,383)   (20,385)
Premium on redemption of preferred stock          (816)
                                            ---------- ----------
Retained earnings at end of period          $  138,317 $  123,481
                                            ========== ==========

The accompanying notes are an integral part of these financial statements.

Per share data is not relevant because the Company's common stock is wholly owned by New England Electric System.

                      MASSACHUSETTS ELECTRIC COMPANY
                              Balance Sheets
                                (Unaudited)
                                                     June 30,   December 31,
                                  ASSETS               1994         1993
                                  ------               ----         ----
                                                         (In Thousands)
Utility plant, at original cost                   $1,308,853   $1,279,194
 Less accumulated provisions for depreciation        363,456      352,467
                                                  ----------   ----------
                                                     945,397      926,727
Construction work in progress                         23,068       18,558
                                                  ----------   ----------
   Net utility plant                                 968,465      945,285
                                                  ----------   ----------
Current assets:
 Cash                                                    676          773
 Accounts receivable:
   From sales of electric energy                     134,945      142,532
   Other (including $1,780,000 and $3,517,000 from affiliates)14,99422,881
     Less reserves for doubtful accounts              13,077       10,534
                                                  ----------   ----------
                                                     136,862      154,879
 Unbilled revenues                                    40,800       43,400
 Materials and supplies, at average cost              12,846       10,601
 Prepaid and other current assets                     15,045       19,990
                                                  ----------   ----------
     Total current assets                            206,229      229,643
                                                  ----------   ----------
Deferred charges and other assets                     57,768       57,376
                                                  ----------   ----------
                                                  $1,232,462   $1,232,304
                                                  ==========   ==========

                      CAPITALIZATION AND LIABILITIES
                      ------------------------------
Capitalization:
 Common stock, par value $25 per share, authorized
   and outstanding 2,398,111 shares               $   59,953   $   59,953
 Premiums on capital stocks                           45,862       45,862
 Other paid-in capital                               141,310      141,310
 Retained earnings                                   138,317      135,276
                                                  ----------   ----------
     Total common equity                             385,442      382,401
 Cumulative preferred stock                           50,000       50,000
 Long-term debt                                      259,651      264,719
                                                  ----------   ----------
     Total capitalization                            695,093      697,120
                                                  ----------   ----------
Current liabilities:
 Long-term debt due within one year                   25,000
 Short-term debt (including $12,475,000 and $8,350,000
   to affiliates)                                     37,245       37,925
 Accounts payable (including $149,078,000 and $160,852,000
   to affiliates)                                    160,144      178,117
 Accrued liabilities:
   Taxes                                               4,148        1,133
   Interest                                            7,500        6,784
   Other accrued expenses                             65,000       69,823
 Customer deposits                                     5,372        5,907
 Dividends payable                                     7,373        5,575
                                                  ----------   ----------
     Total current liabilities                       311,782      305,264
                                                  ----------   ----------
Deferred federal and state income taxes              151,041      146,414
Unamortized investment tax credits                    19,430       20,044
Other reserves and deferred credits                   55,116       63,462
                                                  ----------   ----------
                                                  $1,232,462   $1,232,304
                                                  ==========   ==========

The accompanying notes are an integral part of these financial statements.

                      MASSACHUSETTS ELECTRIC COMPANY
                         Statements of Cash Flows
                         Six Months Ended June 30
                                (Unaudited)
                                                       1994         1993
                                                       ----         ----
                                                         (In Thousands)
Operating Activities:
   Net income                                      $  17,787     $  1,916
   Adjustments to reconcile net income to net cash
     provided by operating activities:
   Depreciation                                       21,650       20,800
   Deferred income taxes and investment tax credit - net4,027     (15,135)
   Allowance for funds used during construction         (147)        (158)
   Amortization of unbilled revenues                 (16,100)
   Early retirement program                                         7,665
   Decrease (increase) in accounts receivable, net
     and unbilled revenues                            20,617        8,931
   Decrease (increase) in materials and supplies      (2,245)         (32)
   Increase (decrease) in accounts payable           (17,973)     (12,071)
   Increase (decrease) in other current liabilities   14,473       20,959
   Other, net                                           (180)       3,150
                                                   ---------     --------
      Net cash provided by operating activities    $  41,909     $ 36,025
                                                   ---------     --------

Investing Activities:
   Plant expenditures, excluding allowance for
     funds used during construction                $ (44,893)    $(37,336)
   Other investing activities                         (3,485)
                                                   ---------     --------
      Net cash used in investing activities        $ (48,378)    $(37,336)
                                                   ---------     --------
Financing Activities:
   Dividends paid on common stock                  $ (11,391)    $(15,588)
   Dividends paid on preferred stock                  (1,557)      (1,714)
   Long-term debt-issues                              20,000       80,000
   Long-term debt-retirements                                     (20,000)
   Premium on reacquisition of long-term debt                        (208)
   Changes in short-term debt                           (680)     (40,825)
                                                   ---------     --------
      Net cash provided by financing activities    $   6,372     $  1,665
                                                   ---------     --------

Net increase (decrease) in cash and cash equivalents$     (97)   $    354

Cash and cash equivalents at beginning of period         773          738
                                                   ---------     --------
Cash and cash equivalents at end of period         $     676     $  1,092
                                                   =========     ========

Supplementary Information:
   Interest paid less amounts capitalized          $  11,303     $ 12,000
                                                   ---------     --------
   Federal and state income taxes paid             $    (725)    $  9,045
                                                   ---------     --------

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

    The most prevalent types of hazardous waste sites that the Company has been connected with are former manufactured gas locations. Until the early 1970's, predecessors or affiliates of the Company were in the gas business. There are approximately 35 locations in Massachusetts at which gas may have been manufactured and/or stored. Of the manufactured gas locations, 17 have been listed for investigation by the DEP. In a lawsuit involving one of these sites, the United States Court of Appeals for the First Circuit affirmed in 1993 an earlier adverse decision against the Company, NEES and another subsidiary, New England Power Service Company. The decision held these companies liable for cleanup of the properties involved in the case.

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

    Predicting the potential costs to investigate and remediate hazardous waste sites continues to be difficult. Factors such as the evolving nature of remediation technology and regulatory requirements and the particular characteristics of each site, including, for example the size of the site, the nature and amount of waste disposed at the site, and the surrounding geography and land use, make precise estimates difficult. There are also significant uncertainties as to the portion, if any, of the investigation and remediation costs of any particular hazardous waste site that may ultimately be borne by the Company. At June 30, 1994, the Company had total reserves for environmental response costs of $40 million and a related regulatory asset of $12 million.

    The Company believes that hazardous waste liabilities for all sites of which it is aware, and which are not covered by a rate agreement, will not be material (10 percent of common equity) to its financial position. Where appropriate, the Company intends to seek recovery from its insurer and from other PRPs, but it is uncertain whether, and to what extent, such efforts will be successful.


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

    Item 2. Management's Discussion and Analysis of Financial
    ---------------------------------------------------------
               Condition and Results of Operations
               -----------------------------------

Earnings
- --------
    Net income for the second quarter of 1994 increased $12 million compared to the corresponding prior period. Earnings in the second quarter of 1993 included the effects of the following two charges against earnings totaling $14 million after taxes: a $9 million after-tax ($14 million before tax) charge relating to potential response costs for wastes associated with a number of manufactured gas locations operated by Massachusetts gas utilities once owned by the Company, or its predecessors (see Hazardous Waste section) and a $5 million after-tax ($7 million before tax) charge relating to a dispute with the Company's insurers over reimbursement of damages (including interest) in connection with an unfavorable court decision (see Operating Expenses section).
    Earnings for the first six months of 1994 increased by $16 million from the same period last year. In addition to the second quarter charges described above, these earnings include a one-time charge of $8 million, after tax ($13 million, before tax) associated with an early retirement offer and a special severance program for non-union employees undertaken by the Company as part of an organizational review. Earnings for the first six months of 1994, excluding the charges described above, decreased $6 million.

This decrease reflects a $2 million seasonal reduction in accrued unbilled revenue recorded in the first six months of 1994 compared to the December 1993 level (see Rate Activity section) and increased operation and maintenance expenses. Although the Company experienced an increase in kilowatthour (KWH) sales, the resulting increase in revenues was offset by increased purchased power costs.
    Earnings for the twelve months ended June 30, 1994 include a seasonal increase in unbilled revenues of approximately $6 million, before tax. This reflects an $8 million seasonal increase in the fourth quarter of 1993 offset by a $2 million decrease in the first six months of 1994.

Rate Activity
- -------------
    In 1993, the Massachusetts Department of Public Utilities
(MDPU) approved a rate agreement filed by the Company, the Massachusetts Attorney General, and two groups of large commercial and industrial customers.
    Under the agreement, effective December 1, 1993, the Company began implementing an 11 month general rate decrease of $26 million (annual basis), from the level of rates then in effect. This rate reduction will continue in effect until October 31, 1994, after which rates will increase to the previously approved levels. The agreement also provides for rate discounts totaling up to $4 million available for the period ending October 31, 1994 for large commercial and industrial customers who sign agreements to give a five year notice to the Company before they purchase power from another supplier or generate any additional power themselves. The notice provision may be reduced from five to three years under certain conditions. These discounts will increase in November 1994 to a total level of $11 million per year, representing a five percent discount on base rates, if all eligible customers sign agreements. Approximately 83 percent of eligible customers have signed agreements. The Company also agreed not to increase its base rates before October 1, 1995. The decrease in revenues is being offset by the recognition, for accounting purposes, of revenues for electricity delivered but not yet billed (unbilled revenues). The agreement provided that unbilled revenues at September 30, 1993 of approximately $35 million be amortized over thirteen months commencing December 1, 1993.
    The agreement also resolved all rate recovery issues associated with environmental remediation costs of Massachusetts manufactured gas waste sites formerly owned by the Company and its affiliates, as well as certain other environmental cleanup costs (see Hazardous Waste section).
    Included in a $45.6 million general rate increase that went into effect in October 1992, the MDPU authorized a $2.5 million annual increase in rates representing the first step of a four year phase-in of the Company's tax deductible costs associated with postretirement benefits other than pensions (PBOPs). A second $2.5 million increase took effect in October 1993.

Demand-Side Management Programs
- -------------------------------
    The Company files its conservation and load management programs, also referred to in the industry as demand-side management (DSM) programs, regularly with the MDPU and has received approval to recover in rates estimated DSM expenditures on a current basis. The rates provide for reconciling estimated expenditures to actual DSM expenditures, with interest. Expenditures subject to the reconciliation mechanism were $16 million in the first six months of 1994 and $47 million for the full year 1993. Since 1990, the Company has been allowed to earn incentives based on the results of its DSM programs. Before incentives are recorded, the Company must be able to demonstrate to the MDPU the electricity savings produced by its DSM programs. The Company recorded $6.7 million of before-tax incentives in 1993 including $2 million recorded in the second quarter. No incentives were recorded during the first six months of 1994. The Company has received orders from the MDPU that will give it the opportunity to continue to earn incentives on 1994 DSM program results.

Operating Revenue
- -----------------
    Operating revenue for the six months ended June 30, 1994 increased by $3 million from the corresponding period in 1993.
    The following table summarizes the changes in operating revenue:
            Increase (Decrease) in Operating Revenue

                               Second Quarter     Six Months
                               --------------    ------------
                                1994 vs 1993     1994 vs 1993
                               --------------    ------------
                                        (In Millions)

Fuel recovery                       $(5)            $ (3)

DSM recovery                         (3)              (2)

General rate changes                 (6)             (13)

Unbilled revenues recognized
  under rate agreement                8               16

Change in accrued unbilled revenue    3               (2)

Sales increase and other              3                7
                                    ---             ----
                                    $ -             $  3
                                    ===             ====
    KWH sales billed to ultimate customers increased by 1.4 percent in the first six months of 1994 compared to the corresponding period last year. The increased sales reflect the colder weather conditions in the first quarter of 1994 over the same period last year and an improving economy, partially offset by a reduction of one billing day due to meter reading schedules. KWH sales in 1994 are expected to increase approximately 1.5 percent as compared to 1993.
    The Company's rates contain a fuel clause and a purchased power cost adjustment mechanism (PPCA) provision.
    General rate changes for the second quarter and first six months of 1994 reflect a general rate decrease that went into effect in the fourth quarter of 1993 and will stay in effect until October 31, 1994 when rates will increase to their previously authorized level. This decrease was offset by the recognition of $8 million in the second quarter and $16 million in the first six months of 1994 of unbilled revenue pursuant to the 1993 rate agreement. The Company is now recognizing on a quarterly basis, seasonal fluctuations in unbilled revenues. General rate changes also include the effect of rate increases for the recovery of PBOPs. For a further discussion of rate changes, see the Rate Activity section.

Operating Expenses
- ------------------
    The following table summarizes the changes in operating expenses which are discussed below:
            Increase (Decrease) in Operating Expenses

                                   Second Quarter    Six Months
                                   --------------   ------------
                                    1994 vs 1993    1994 vs 1993
                                   --------------   ------------
                                          (In Millions)
   Purchased electric energy:

     Fuel costs                        $ (5)           $ (3)

     Purchases and demand
      charges from NEP                    2               7

   Other operation and maintenance      (18)            (29)

   Depreciation                           -               1

   Taxes                                  8              11
                                       ----            ----
                                       $(13)           $(13)
                                       ====            ====
    The increase in purchases and demand charges from New England Power Company (NEP) primarily reflects increased peak demand levels in the months of January and June 1994. The decrease in other operation and maintenance for the second quarter primarily reflects $14 million of reserves for hazardous waste costs and $7 million associated with damages assessed in an unfavorable court decision, both recorded in 1993. In addition to the items affecting the second quarter, the decrease in operation and maintenance for the six month period reflects the one-time costs amounting to

$13 million associated with an early retirement offer and special severance program recorded in the first quarter of 1993. These decreases in operation and maintenance were partially offset by increased postretirement benefits costs, increased computer system development costs, and general increases in other areas.
    The increase in taxes in the second quarter and first six months of 1994 is primarily due to increased income, the effects of the increase in the Federal corporate income tax rate from 34 percent to 35 percent which went into effect in the third quarter of 1993 retroactive to January 1, 1993, and increased property taxes.

Hazardous Waste
- ---------------
    The Federal Comprehensive Environmental Response, Compensation and Liability Act, more commonly known as the "Superfund" law, imposes strict, joint and several liability, regardless of fault, for remediation of property contaminated with hazardous substances. Parties liable include past and present site owners and operators, transporters that brought wastes to the site, and entities that generated or arranged for disposal or treatment of wastes ultimately disposed of at the site. A number of states, including Massachusetts, have enacted similar laws.
    The electric utility industry typically utilizes and/or generates in its operations a range of potentially hazardous products and by-products. These products or by-products may not have previously been considered hazardous, and may not currently be considered hazardous, but may be identified as such by federal, state, or local authorities in the future. The New England Electric System (NEES) subsidiaries currently have in place an environmental audit program intended to enhance compliance with existing federal, state, and local requirements regarding the handling of potentially hazardous products and by-products.
    Federal and state environmental agencies, as well as private parties, have contacted or initiated legal proceedings against the Company regarding liability for cleanup of sites alleged to contain hazardous waste or substances. The Company has been named as a potentially responsible party (PRP) by either the U.S. Environmental Protection Agency (EPA) or the Massachusetts Department of Environmental Protection (DEP) for 14 sites at which hazardous waste is alleged to have been disposed. The Company is also aware of other sites which it may be held responsible for remediating and it is likely that, in the future, the Company will become involved in additional proceedings demanding contribution for the cost of remediating additional hazardous waste sites.
    The most prevalent types of hazardous waste sites that the Company has been connected with are former manufactured gas locations. Until the early 1970's, predecessors or affiliates of the Company were in the gas business. There are approximately 35 locations in Massachusetts at which gas may have been manufactured and/or stored. Of the manufactured gas locations, 17 have been listed for investigation by the DEP. In a lawsuit involving one of these sites, the United States Court of Appeals for the First Circuit affirmed in 1993 an earlier adverse decision against the Company, NEES and another subsidiary, New England Power Service Company. The decision held these companies liable for cleanup of the properties involved in the case.
    In 1993, the MDPU approved a rate agreement filed by the Company (see Rate Activity section) that resolved all rate recovery issues related to Massachusetts manufactured gas sites formerly owned by the Company, its predecessors, and its affiliates, as well as certain other Massachusetts hazardous waste sites. The agreement allows for environmental remediation costs for such sites to be met from a special interest bearing fund established on the Company's books in 1993 of $30 million. The initial fund balance was not recoverable from customers. Annual contributions of $3 million, adjusted for inflation, are being added to the fund by the Company and are recoverable in rates. Under the agreement, any shortfalls in the fund will be paid by the Company and be recovered through rates over seven years, without interest.
    Predicting the potential costs to investigate and remediate hazardous waste sites continues to be difficult. Factors such as the evolving nature of remediation technology and regulatory requirements and the particular characteristics of each site, including, for example the size of the site, the nature and amount of waste disposed at the site, and the surrounding geography and land use, make precise estimates difficult. There are also significant uncertainties as to the portion, if any, of the investigation and remediation costs of any particular hazardous waste site that may ultimately be borne by the Company. At June 30, 1994, the Company had total reserves for environmental response costs of $40 million and a related regulatory asset of $12 million.
    The Company believes that hazardous waste liabilities for all sites of which it is aware, and which are not covered by a rate agreement, will not be material (10 percent of common equity) to its financial position. Where appropriate, the Company intends to seek recovery from its insurer and from other PRPs, but it is uncertain whether, and to what extent, such efforts will be successful.

Electric and Magnetic Fields (EMF)
- ---------------------------------
    In recent years, concerns have been raised about whether EMF, which occur near transmission and distribution lines as well as near household wiring and appliances, cause or contribute to adverse health effects. Numerous studies on the effects of these fields, some of them sponsored by electric utilities (including NEES companies), have been conducted and are continuing. Some of the studies have suggested associations between certain EMF and various types of cancer, while other studies have not substantiated such associations. In February 1993, the EPA called for significant additional research on EMF. In July 1994, a study by a University of Southern California professor suggested an association between EMF and Alzheimer's disease. It is impossible to predict the ultimate impact on the Company and the electric utility industry if further investigations were to demonstrate that the present electricity delivery system is contributing to increased risk of cancer or other health problems.
    Many utilities, including the Company, have been contacted by customers regarding a potential relationship between EMF and adverse health effects. To date, no court in the United States has ruled that EMF from electrical facilities causes adverse health effects and no utility has been found liable for personal injuries alleged to have been caused by EMF. In any event, the Company believes that it has adequate insurance coverage.
    Several state courts have recognized a cause of action for damage to property values in transmission line condemnation cases based on the fear that power lines cause cancer. It is difficult to predict what impact there would be on the Company if this cause of action is recognized in Massachusetts and in contexts other than condemnation cases.

Competitive Conditions
- ----------------------
    The electric utility business is being subjected to increasing competitive pressures, stemming from a combination of trends, including increasing electric rates, improved technologies, and new regulations and legislation intended to foster competition. Recently, this competition has been most prominent in the bulk power market in which non-utility generating sources have noticeably increased their market share. This change indirectly affects the Company as it purchases all of its energy requirements from NEP. Electric utilities are also facing increased competition in the retail market. Currently, retail competition comes primarily from alternative fuel suppliers (principally natural gas companies) for heating and cooling, customer-owned generation to displace purchases from electric utilities, and direct competition among electric utilities to attract major new manufacturing facilities to their service territories. In the future, the potential exists for electric utilities and non-utility generators to sell electricity to retail customers of other electric utilities without regard to franchised service territories. For example, the California Public Utilities Commission recently announced a proposal that would give certain large retail customers, by the year 1996, and all other retail customers, by the year 2002, the option of selecting their electricity provider. Power purchased from another provider would still be delivered over the local utility's transmission network which, under the proposal, would be subject to broader access. Other states, including several New England states, have considered or are in the process of considering options to foster increased competition.
    The NEES companies are responding to current and anticipated competitive pressures in a variety of ways, including cost control and a corporate reorganization into separate retail and wholesale business units. The retail business unit's response to competition includes the development of value-added services for customers and the offering of economic development rates to encourage businesses to locate in the Company's service territory. Pursuant to its recent rate settlement, the Company was able to change the standard terms under which it offers service to commercial and industrial customers to extend the notice period a customer must give before purchasing electricity from others or generating any additional electricity for the customer's own use from one year to two years. In addition, the Company offered a discount from base rates in return for a contract requiring the customer to provide five years written notice before purchasing electricity from others or generating any additional electricity for the customer's own use. The discount is available to customers with average monthly peak demands over 500 kilowatts. Approximately 83 percent of eligible customers have signed agreements.

    Since a large part of the Company's costs represent the cost of power purchased from NEP, its competitive position is affected by NEP's ability to control costs. NEP is controlling costs and positioning itself for increased competition through such means as terminating certain purchased power contracts, shutdowns of uneconomic generating stations, and rapid amortization of certain plant assets.
    The Federal Energy Regulatory Commission (FERC) ruled in 1992, in a proceeding not involving NEES subsidiaries, that a utility may recover from a wholesale requirements customer, any legitimate, prudent, and verifiable costs that the utility had incurred based on a reasonable expectation that it would continue to sell requirements service to the customer. The FERC has referred to such costs as "stranded costs". On appeal, the United States Court of Appeals for the District of Columbia Circuit has questioned whether allowing utilities to recover stranded costs is anti-competitive and the Court remanded the case back to the FERC for further proceedings and development of the competitive issues. In a separate development, the FERC issued a notice of proposed rule-making on the recovery of investment costs stranded as a result of increased competition.
    Electric utility rates are generally based on a utility's costs. Therefore, electric utilities are subject to certain accounting standards that are not applicable to other business enterprises in general. These accounting rules require regulated entities, in appropriate circumstances, to establish regulatory assets and liabilities, which defer the income statement impact of certain costs that are expected to be recovered in future rates. The effects of competition could ultimately cause the operations of the Company, or a portion thereof, to cease meeting the criteria for application of these accounting rules. While the Company does not expect to cease meeting these criteria in the near future, if this were to occur, accounting standards of enterprises in general would apply and immediate recognition of any previously deferred costs would be necessary in the year in which these criteria were no longer applicable. In addition, if, because of competition, utilities are unable to recover all of their costs in rates, it may be necessary to write off those costs not recoverable.

Utility Plant Expenditures and Financings
- -----------------------------------------
    Cash expenditures for utility plant totaled $45 million in the first six months of 1994. The funds necessary for utility plant expenditures during the period were primarily provided by net cash from operating activities, after the payment of dividends, and proceeds from the issuance of long-term debt. During the first six months of 1994, the Company issued $20 million of first mortgage bonds bearing interest rates ranging from 7.05 percent to 8.08 percent. In August 1994, an additional $5 million of new long-term debt was issued at a rate of 8.16 percent. The Company plans to issue an additional $25 million of first mortgage bonds in 1994.
    At June 30, 1994, the Company had $37 million of short-term debt outstanding including $25 million in the form of commercial paper borrowings. The Company currently has lines of credit with banks totaling $63 million. These lines of credit are available to provide liquidity support for commercial paper borrowings and other corporate purposes. There were no borrowings under these lines of credit at June 30, 1994.
    For the twelve-month period ending June 30, 1994, the ratio of earnings to fixed charges was 3.35.

                   PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

     The Company is filing the following revised exhibit for incorporation by reference into its registration statements on Form S-3, Commission file Nos. 33-49453 and 33-50033:

     12   Statement re computation of ratios

                            SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q for the quarter ended June 30, 1994 to be signed on its behalf by the undersigned thereunto duly authorized.

                                MASSACHUSETTS ELECTRIC COMPANY


                                s/ Michael E. Jesanis

                                Michael E. Jesanis, Treasurer,
                                Authorized Officer, and
                                Principal Financial Officer

Date:  August 10, 1994