Form 10-Q
period 1994-09-30
MASSACHUSETTS ELECTRIC CO
filed 1994-11-10
CIK 63073

               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.   20549


                            FORM 10-Q


  (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1994

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

                       Yes (X)      No ( )

Common stock, par value $25 per share, authorized and outstanding: 2,398,111 shares at September 30, 1994.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
- ----------------------------

                         MASSACHUSETTS ELECTRIC COMPANY
                              Statements of Income
                           Periods Ended September 30
                                   (Unaudited)
                                            Quarter            Nine Months
                                            -------            -----------
                                        1994      1993      1994        1993
                                        ----      ----      ----        ----
                                                  (In Thousands)
Operating revenue                    $376,582   $376,137 $1,098,180 $1,094,871
                                     --------   -------- ---------- ----------

Operating expenses:
  Purchased electric energy, principally from
   New England Power Company, an affiliate287,038294,684    818,763    822,124
  Other operation                      51,220     45,789    145,773    167,180
  Maintenance                           8,881      9,623     24,120     27,522
  Depreciation                         10,825     10,400     32,475     31,200
  Taxes, other than income taxes        7,669      6,484     22,997     20,849
  Income taxes                            829      1,169     11,754      1,604
                                     --------   -------- ---------- ----------
       Total operating expenses       366,462    368,149  1,055,882  1,070,479
                                     --------   -------- ---------- ----------
       Operating income                10,120      7,988     42,298     24,392

Other income (expense) - net              (19)       627     (1,785)      (313)
                                     --------   -------- ---------- ----------
       Operating and other income      10,101      8,615     40,513     24,079
                                     --------   -------- ---------- ----------

Interest:
  Interest on long-term debt            5,334      5,843     15,500     17,977
  Other interest                        3,447        643      6,053      2,215
  Allowance for borrowed funds used during
   construction - credit                 (111)       (75)      (258)      (233)
                                     --------   -------- ---------- ----------
       Total interest                   8,670      6,411     21,295     19,959
                                     --------   -------- ---------- ----------

       Net income                    $  1,431   $  2,204 $   19,218 $    4,120
                                     ========   ======== ========== ==========


                         Statements of Retained Earnings

Retained earnings at beginning of period$138,317$123,481 $  135,276 $  134,670
Net income                              1,431      2,204     19,218      4,120
Dividends declared on cumulative
  preferred stock                        (778)    (1,165)    (2,335)    (2,879)
Dividends declared on common stock     (3,598)    (2,398)   (16,787)   (13,789)
                                     --------   -------- ---------- ----------
Retained earnings at end of period   $135,372   $122,122 $  135,372 $  122,122
                                     ========   ======== ========== ==========

   The accompanying notes are an integral part of these financial statements.

   Per share data is not relevant because the Company's common stock is wholly owned by New England Electric System.

                    MASSACHUSETTS ELECTRIC COMPANY
                         Statements of Income
                   Twelve Months Ended September 30
                              (Unaudited)
                                                  1994        1993
                                                  ----        ----
                                                   (In Thousands)
Operating revenue                             $1,471,850  $1,460,358
                                              ----------  ----------

Operating expenses:
  Purchased electric energy, principally from
   New England Power Company, an affiliate     1,078,557   1,084,279
  Other operation                                208,032     217,652
  Maintenance                                     24,766      39,991
  Depreciation                                    42,123      40,550
  Taxes, other than income taxes                  28,675      26,984
  Income taxes                                    21,205       8,041
                                              ----------  ----------
       Total operating expenses                1,403,358   1,417,497
                                              ----------  ----------

       Operating income                           68,492      42,861

Other income (expense) - net                      (1,536)       (238)
                                              ----------  ----------

       Operating and other income                 66,956      42,623
                                              ----------  ----------

Interest:
  Interest on long-term debt                      20,926      23,398
  Other interest                                   7,476       3,877
  Allowance for borrowed funds used during
   construction - credit                            (323)       (284)
                                              ----------  ----------
       Total interest                             28,079      26,991
                                              ----------  ----------

       Net income                             $   38,877  $   15,632
                                              ==========  ==========



                    Statements of Retained Earnings


Retained earnings at beginning of period      $  122,122  $  129,411
Net income                                        38,877      15,632
Dividends declared on cumulative preferred stock  (3,228)     (3,736)
Dividends declared on common stock               (21,583)    (19,185)
Premium on redemption of preferred stock            (816)
                                              ----------  ----------
Retained earnings at end of period            $  135,372  $  122,122
                                              ==========  ==========

The accompanying notes are an integral part of these financial statements.

Per share data is not relevant because the Company's common stock is wholly owned by New England Electric System.

                      MASSACHUSETTS ELECTRIC COMPANY
                              Balance Sheets
                                (Unaudited)
                                                 September 30, December 31,
                                  ASSETS             1994          1993
                                  ------             ----          ----
                                                       (In Thousands)
Utility plant, at original cost                      $1,324,641    $1,279,194
  Less accumulated provisions for depreciation          369,583       352,467
                                                     ----------    ----------
                                                        955,058       926,727
Construction work in progress                            25,025        18,558
                                                     ----------    ----------
     Net utility plant                                  980,083       945,285
                                                     ----------    ----------
Current assets:
  Cash                                                    2,060           773
  Accounts receivable:
   From sales of electric energy                        129,969       142,532
   Other (including $2,021,000 and $3,517,000 from affiliates)20,617   22,881
     Less reserves for doubtful accounts                 12,733        10,534
                                                     ----------    ----------
                                                        137,853       154,879
  Unbilled revenues                                      35,700        43,400
  Materials and supplies, at average cost                12,632        10,601
  Prepaid and other current assets                       18,583        19,990
                                                     ----------    ----------
     Total current assets                               206,828       229,643
                                                     ----------    ----------
Deferred charges and other assets                        59,761        57,376
                                                     ----------    ----------
                                                     $1,246,672    $1,232,304
                                                     ==========    ==========

                        CAPITALIZATION AND LIABILITIES
                        ------------------------------
Capitalization:
  Common stock, par value $25 per share, authorized
   and outstanding 2,398,111 shares                  $   59,953    $   59,953
  Premiums on capital stocks                             45,862        45,862
  Other paid-in capital                                 141,310       141,310
  Retained earnings                                     135,372       135,276
                                                     ----------    ----------
     Total common equity                                382,497       382,401
  Cumulative preferred stock                             50,000        50,000
  Long-term debt                                        254,653       264,719
                                                     ----------    ----------
     Total capitalization                               687,150       697,120
                                                     ----------    ----------
Current liabilities:
  Long-term debt due within one year                     35,000
  Short-term debt (including $2,500,000 and $8,350,000
   to affiliates)                                        42,570        37,925
  Accounts payable (including $158,508,000 and $160,852,000
   to affiliates)                                       174,645       178,117
  Accrued liabilities:
   Taxes                                                  1,845         1,133
   Interest                                               6,048         6,784
   Other accrued expenses                                60,016        69,823
  Customer deposits                                       5,420         5,907
  Dividends payable                                       4,376         5,575
                                                     ----------    ----------
     Total current liabilities                          329,920       305,264
                                                     ----------    ----------
Deferred federal and state income taxes                 157,660       146,414
Unamortized investment tax credits                       19,123        20,044
Other reserves and deferred credits                      52,819        63,462
                                                     ----------    ----------
                                                     $1,246,672    $1,232,304
                                                     ==========    ==========

  The accompanying notes are an integral part of these financial statements.

                        MASSACHUSETTS ELECTRIC COMPANY
                           Statements of Cash Flows
                          Nine Months Ended September
                                  (Unaudited)
                                                          1994         1993
                                                          ----         ----
                                                            (In Thousands)
Operating Activities:
   Net income                                          $ 19,218      $  4,120
   Adjustments to reconcile net income to net cash
     provided by operating activities:
   Depreciation                                          32,475        31,200
   Deferred income taxes and investment tax credit - net 10,222        (9,764)
   Allowance for borrowed funds used during construction   (258)         (233)
   Amortization of unbilled revenues                    (24,200)
   Early retirement program                                             7,665
   Decrease (increase) in accounts receivable,
     net, and unbilled revenues                          24,726           794
   Decrease (increase) in materials and supplies         (2,031)           55
   Increase (decrease) in accounts payable               (3,472)      (11,358)
   Increase (decrease) in other current liabilities      13,882        11,395
   Other, net                                            (6,689)       32,659
                                                       --------      --------
       Net cash provided by operating activities       $ 63,873      $ 66,533
                                                       --------      --------

Investing Activities:
   Plant expenditures, excluding allowance for
     funds used during construction                    $(67,225)     $(57,890)
   Other investing activities                            (4,685)
                                                       --------      --------
       Net cash used in investing activities           $(71,910)     $(57,890)
                                                       --------      --------
Financing Activities:
   Capital contributions from parent                                 $ 50,571
   Dividends paid on common stock                      $(17,986)      (16,787)
   Dividends paid on preferred stock                     (2,335)       (2,571)
   Preferred stock - issues                                            35,000
   Long-term debt-issues                                 25,000        90,000
   Long-term debt-retirements                                         (70,000)
   Premium on reacquisition of long-term debt                          (3,780)
   Changes in short-term debt                             4,645       (45,700)
                                                       --------      --------
       Net cash provided by financing activities       $  9,324      $ 36,733
                                                       --------      --------

Net increase in cash and cash equivalents              $  1,287      $ 45,376

Cash and cash equivalents at beginning of period            773           738
                                                       --------      --------
Cash and cash equivalents at end of period             $  2,060      $ 46,114
                                                       ========      ========

Supplementary Information:
   Interest paid less amounts capitalized              $ 21,121      $ 18,352
                                                       --------      --------
   Federal and state income taxes paid                 $ (2,214)     $ 12,090
                                                       --------      --------

  The accompanying notes are an integral part of these financial statements.

Note A - Hazardous Waste
- ------------------------

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

- ------------------------

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

    Predicting the potential costs to investigate and remediate hazardous waste sites continues to be difficult. Factors such as the evolving nature of remediation technology and regulatory requirements and the particular characteristics of each site, including, for example the size of the site, the nature and amount of waste disposed at the site, and the surrounding geography and land use, make precise estimates difficult. There are also significant uncertainties as to the portion, if any, of the investigation and remediation costs of any particular hazardous waste site that may ultimately be borne by the Company. At September 30, 1994, the Company had total reserves for environmental response costs of $40 million and a related regulatory asset of $12 million.

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

    Item 2. Management's Discussion and Analysis of Financial
    ---------------------------------------------------------
               Condition and Results of Operations
               -----------------------------------

Earnings
- --------
    Earnings for the first nine months of 1994 increased by $15 million from the same period last year. Earnings for the first nine months of 1993 included a $9 million after-tax ($14 million before tax) second quarter charge relating to potential response costs for wastes associated with a number of Massachusetts manufactured gas locations (see Hazardous Waste section), a $5 million after-tax ($7 million before tax) charge recorded in June relating to a dispute with the Company's insurers over reimbursement of damages (including interest) in connection with an unfavorable court decision (see Operating Expenses section), and an $8 million after tax ($13 million before tax) charge recorded in the first quarter associated with an early retirement offer and a special severance program for non-union employees undertaken by the Company as part of an organizational review. Earnings for the first nine months of 1994, excluding the charges described above, decreased $7 million. This decrease primarily reflects other increases in operation and maintenance costs.
    Although the Company experienced an increase in kilowatthour
(KWH) sales in 1994, the resulting increase in revenues was offset by seasonal decreases in accrued unbilled revenues and by an increase in purchased power costs. The Company commenced the recognition of accrued unbilled revenues in the fourth quarter of 1993 in connection with a rate agreement (see Rate Activity section), therefore earnings in the first nine months of 1993 included no effects of unbilled revenues.

Rate Activity
- -------------
    In 1993, the Massachusetts Department of Public Utilities
(MDPU) approved a rate agreement filed by the Company, the Massachusetts Attorney General, and two groups of large commercial and industrial customers.
    Under the agreement, effective December 1, 1993, the Company began implementing an 11 month general rate decrease of $26 million (annual basis), from the level of rates then in effect. This rate reduction continued in effect through October 31, 1994, at which time rates increased to the previously approved levels.
    The agreement also provided for rate discounts totaling up to $4 million on an annual basis for the period ended October 31, 1994 for large commercial and industrial customers who signed agreements to give a five year notice to the Company before they purchase power from another supplier or generate any additional power themselves. The notice provision may be reduced from five to three years under certain conditions. These discounts increased in

November 1994 to an annual level of $11 million, representing a 5 percent discount on base rates, if all eligible customers sign agreements. Customers representing approximately 87 percent of all eligible revenues have signed agreements. The Company also agreed not to increase its base rates before October 1, 1995. These decreases in revenues are being offset by the recognition, for accounting purposes, of revenues for electricity delivered but not yet billed (unbilled revenues). The agreement provided that unbilled revenues at September 30, 1993 of approximately $35 million would be amortized over thirteen months commencing December 1, 1993. In addition, the Company now recognizes seasonal fluctuations in unbilled revenues on a quarterly basis.
    The agreement also resolved all rate recovery issues associated with environmental remediation costs of Massachusetts manufactured gas waste sites formerly owned by the Company and its affiliates, as well as certain other environmental cleanup costs (see Hazardous Waste section).
    Included in a $45.6 million general rate increase that went into effect in October 1992, the MDPU authorized a $2.5 million annual increase in rates representing the first step of a four year phase-in of the Company's tax deductible costs associated with postretirement benefits other than pensions (PBOPs). Increases of $2.5 million also took effect in October 1993 and November 1994 representing the second and third steps of this phase-in.

Demand-Side Management Programs
- -------------------------------
    The Company files its conservation and load management programs, also referred to in the industry as demand-side management (DSM) programs, regularly with the MDPU and has received approval to recover in rates estimated DSM expenditures on a current basis. The rates provide for reconciling estimated expenditures to actual DSM expenditures, with interest. Expenditures subject to the reconciliation mechanism were $29 million in the first nine months of 1994 and $47 million for the full year 1993. Since 1990, the Company has been allowed to earn incentives based on the results of its DSM programs. Before incentives are recorded, the Company must be able to demonstrate to the MDPU the electricity savings produced by its DSM programs. The Company recorded $6.7 million of before-tax incentives in 1993 including $2 million recorded in the first nine months. No incentives were recorded during the first nine months of 1994. The Company has received orders from the MDPU that will give it the opportunity to continue to earn incentives on 1994 DSM program results.

Operating Revenue
- -----------------
    Operating revenue for the nine months ended September 30, 1994 increased by $3 million from the corresponding period in 1993.
    The following table summarizes the changes in operating revenue:
            Increase (Decrease) in Operating Revenue

                               Third Quarter      Nine Months
                               -------------     ------------
                                1994 vs 1993     1994 vs 1993
                               -------------     ------------
                                        (In Millions)

Sales increase                      $ 7             $ 13

Fuel recovery                        (6)              (9)

DSM recovery                          2                1

General rate reduction/service
  extension discounts                (7)             (22)

Unbilled revenues recognized
  under rate agreement                8               24

Seasonal fluctuation in
 accrued unbilled revenue            (5)              (8)

Other                                 1                4
                                    ---             ----
                                    $ -             $  3
                                    ===             ====
    KWH sales billed to ultimate customers increased by 3.7 and 2.1 percent in the third quarter and first nine months of 1994, respectively, compared to the corresponding periods last year. The increased sales primarily reflect weather conditions and an improving economy, partially offset in the first nine months of

1994 by a reduction of one billing day due to meter reading schedules. KWH sales in 1994 are expected to increase approximately 2.5 percent as compared to 1993.
    The Company's rates contain a fuel clause and a purchased power cost adjustment mechanism provision.
    For a further discussion of general rate reduction/service extension discounts and unbilled revenues, see the Rate Activity section.

Operating Expenses
- ------------------
    The following table summarizes the changes in operating expenses which are discussed below:
            Increase (Decrease) in Operating Expenses

                                   Third Quarter    Nine Months
                                   -------------   ------------
                                   1994 vs 1993    1994 vs 1993
                                   -------------   ------------
                                          (In Millions)
   Purchased electric energy:

     Fuel costs                         $(7)           $ (9)

     Purchases and demand
      charges from NEP                   (1)              7

   Other operation and maintenance:

     DSM                                  2               3

     Other                                3             (28)

   Depreciation                           -               1

   Taxes                                  1              12
                                        ---            ----
                                        $(2)           $(14)
                                        ===            ====

    The increase in purchases and demand charges from New England Power Company (NEP) for the nine month period primarily reflects increased peak demand levels primarily in the first quarter of 1994. Other operation and maintenance expense for the nine months ended September 30, 1993 included $14 million of reserves established for hazardous waste costs, $7 million associated with damages assessed in an unfavorable court decision, and $13 million associated with an early retirement offer and special severance program. Excluding the effect of these 1993 items, other operation and maintenance expense increased $6 million, primarily reflecting increased pension and other retiree benefit costs, increased computer system development costs, and general increases in other areas.
    The increase in taxes in the third quarter and first nine months of 1994 is primarily due to increased income and increased property tax accruals.

Hazardous Waste
- ---------------
    The Federal Comprehensive Environmental Response, Compensation and Liability Act, more commonly known as the "Superfund" law, imposes strict, joint and several liability, regardless of fault, for remediation of property contaminated with hazardous substances. Parties liable include past and present site owners and operators, transporters that brought wastes to the site, and entities that generated or arranged for disposal or treatment of wastes ultimately disposed of at the site. A number of states, including Massachusetts, have enacted similar laws.
    The electric utility industry typically utilizes and/or generates in its operations a range of potentially hazardous products and by-products. These products or by-products may not have previously been considered hazardous, and may not currently be considered hazardous, but may be identified as such by federal, state, or local authorities in the future. The New England Electric System (NEES) subsidiaries currently have in place an environmental audit program intended to enhance compliance with existing federal, state, and local requirements regarding the handling of potentially hazardous products and by-products.
    Federal and state environmental agencies, as well as private parties, have contacted or initiated legal proceedings against the Company regarding liability for cleanup of sites alleged to contain hazardous waste or substances. The Company has been named as a potentially responsible party (PRP) by either the U.S. Environmental Protection Agency (EPA) or the Massachusetts Department of Environmental Protection (DEP) for 14 sites at which hazardous waste is alleged to have been disposed. The Company is also aware of other sites which it may be held responsible for remediating and it is likely that, in the future, the Company will become involved in additional proceedings demanding contribution for the cost of remediating additional hazardous waste sites.
    The most prevalent types of hazardous waste sites that the Company has been connected with are former manufactured gas locations. Until the early 1970's, predecessors or affiliates of the Company were in the gas business. There are approximately 35 locations in Massachusetts at which gas may have been manufactured and/or stored. Of the manufactured gas locations, 17 have been listed for investigation by the DEP. In a lawsuit involving one of these sites, the United States Court of Appeals for the First Circuit affirmed in 1993 an earlier adverse decision against the Company, NEES and another subsidiary, New England Power Service Company. The decision held these companies liable for cleanup of the properties involved in the case.
    In 1993, the MDPU approved a rate agreement filed by the Company (see Rate Activity section) that resolved all rate recovery issues related to Massachusetts manufactured gas sites formerly owned by the Company, its predecessors, and its affiliates, as well as certain other Massachusetts hazardous waste sites. The agreement allows for environmental remediation costs for such sites to be met from a special interest bearing fund established on the Company's books in 1993 of $30 million. The initial fund balance was not recoverable from customers. Annual contributions of $3 million, adjusted for inflation, are being added to the fund by the Company and are recoverable in rates. Under the agreement, any shortfalls in the fund will be paid by the Company and be recovered through rates over seven years, without interest.
    Predicting the potential costs to investigate and remediate hazardous waste sites continues to be difficult. Factors such as the evolving nature of remediation technology and regulatory requirements and the particular characteristics of each site, including, for example the size of the site, the nature and amount of waste disposed at the site, and the surrounding geography and land use, make precise estimates difficult. There are also significant uncertainties as to the portion, if any, of the investigation and remediation costs of any particular hazardous waste site that may ultimately be borne by the Company. At September 30, 1994, the Company had total reserves for environmental response costs of $40 million and a related regulatory asset of $12 million.
    The Company believes that hazardous waste liabilities for all sites of which it is aware, and which are not covered by a rate agreement, will not be material (10 percent of common equity) to its financial position. Where appropriate, the Company intends to seek recovery from its insurer and from other PRPs, but it is uncertain whether, and to what extent, such efforts will be successful.

Electric and Magnetic Fields (EMF)
- ---------------------------------
    In recent years, concerns have been raised about whether EMF, which occur near transmission and distribution lines as well as near household wiring and appliances, cause or contribute to adverse health effects. Numerous studies on the effects of these fields, some of them sponsored by electric utilities (including NEES companies), have been conducted and are continuing. Some of the studies have suggested associations between certain EMF and various types of cancer, while other studies have not substantiated such associations. In February 1993, the EPA called for significant additional research on EMF. In July 1994, a study by a University of Southern California professor suggested an association between EMF and Alzheimer's disease. It is impossible to predict the ultimate impact on the Company and the electric utility industry if further investigations were to demonstrate that the present electricity delivery system is contributing to increased risk of cancer or other health problems.
    Many utilities, including the NEES companies, have been contacted by customers regarding a potential relationship between EMF and adverse health effects. To date, no court in the United States has ruled that EMF from electrical facilities cause adverse health effects and no utility has been found liable for personal injuries alleged to have been caused by EMF. In any event, the Company believes that it has adequate insurance coverage.

    Several state courts have recognized a cause of action for damage to property values in transmission line condemnation cases based on the fear that power lines cause cancer. It is difficult to predict what impact there would be on the Company if this cause of action is recognized in Massachusetts and in contexts other than condemnation cases.
    Legislation has been introduced in Massachusetts that, if passed, would require state agencies to study existing EMF-related research and make recommendations for further legislation.

Competitive Conditions
- ----------------------
    The electric utility business is being subjected to increasing competitive pressures, stemming from a combination of trends, including increasing electric rates, improved technologies, and new regulations and legislation intended to foster competition. To date, this competition has been most prominent in the bulk power market in which non-utility generating sources have noticeably increased their market share. This change indirectly affects the Company as it purchases all of its energy requirements from NEP. Electric utilities are also facing increased competition in the retail market. Currently, retail competition comes primarily from alternative fuel suppliers (including natural gas companies) for heating and cooling, customer-owned generation to displace purchases from electric utilities, and direct competition among electric utilities to attract major new manufacturing facilities to their service territories. Some state regulatory agencies, other entities, and individuals have developed proposals under which electric utilities and non-utility generators may sell electricity to retail customers of other electric utilities without regard to franchised service territories. For example, the California Public Utilities Commission recently announced a proposal that would give certain large retail customers, by the year 1996, and all other retail customers, by the year 2002, the option of selecting their electricity provider. Power purchased from another provider would still be delivered over the local utility's transmission network which, under the proposal, would be subject to broader access. Other states (including several New England states), federal agencies regulating the NEES companies, and state and federal legislative bodies have considered or are in the process of considering options to foster increased competition.
    The NEES companies are responding to current and anticipated competitive pressures in a variety of other ways, including cost control and a corporate reorganization into separate retail and wholesale business units. The retail business unit's response to competition includes the development of comprehensive value-added services customized to customers' needs and the offering of economic development rates to encourage businesses to locate in the Company's service territory. Further, pursuant to its recent rate settlement, the Company was able to change the standard terms under which it offers service to commercial and industrial customers to extend the notice period a customer must give before purchasing electricity from others or generating any additional electricity for the customer's own use from one year to two years. In addition, the Company offered a discount from base rates in return for a contract requiring the customer to provide five years written notice before purchasing electricity from others or generating any additional electricity for the customer's own use (the notice provision may be reduced from five years to three years under certain conditions). The discount is available to customers with average monthly peak demands over 500 kilowatts. Customers representing approximately 87 percent of all eligible revenues have signed agreements.
    Since a large part of the Company's costs represent the cost of power purchased from NEP, its competitive position is affected by NEP's ability to control costs. NEP is controlling costs and positioning itself for increased competition through such means as terminating certain purchased power and gas pipeline contracts, shutdowns of uneconomic generating stations, and rapid amortization of certain plant assets.
    Observers of the electric utility business have recommended various (and sometimes conflicting) strategies for electric utilities to deal with these competitive pressures. These suggestions include business combinations with other companies, restructurings involving separation or sales of portions of the retail and/or wholesale businesses, and diversification into unrelated businesses. For example, the NEES companies have proposed one possible framework for increasing customer choice of suppliers and achieving environmental goals, while preserving shareholder value. This increase in customer choice could decrease the value of generation related assets and purchased power contracts. However, the replacement value of transmission assets likely far exceeds their historic cost. The NEES companies have suggested that utilities should have the ability to offset this decrease in the value of generation related assets by realizing the higher value of transmission assets. As one part of this possible framework, the NEES companies have stated that, in order to accomplish this realization, they would be willing to consider selling their transmission system at replacement cost to entities not in the generation business. This sale would facilitate the transition to a fully competitive generating market. As part of their routine long-term planning process, the NEES companies may, from time to time, be engaged in analysis, either internally or with third parties, of these and other strategies.
    The Federal Energy Regulatory Commission (FERC) ruled in 1992, in a proceeding not involving NEES subsidiaries, that a utility may recover from a wholesale requirements customer, any legitimate, prudent, and verifiable costs that the utility had incurred based on a reasonable expectation that it would continue to sell requirements service to the customer. The FERC has referred to such costs as "stranded costs". On appeal, the United States Court of Appeals for the District of Columbia Circuit has questioned whether allowing utilities to recover stranded costs is anti-competitive and the Court remanded the case back to the FERC for further proceedings and development of the competitive issues. In a separate development, the FERC issued a notice of proposed rule-making on the recovery of investment costs stranded as a result of increased competition.
    Electric utility rates are generally based on a utility's costs. Therefore, electric utilities are subject to certain accounting standards that are not applicable to other business enterprises in general. These accounting rules require regulated entities, in appropriate circumstances, to establish regulatory assets and liabilities, which defer the income statement impact of certain costs that are expected to be recovered in future rates. The effects of competition could ultimately cause the operations of the Company, or a portion thereof, to cease meeting the criteria for application of these accounting rules. While the Company does not expect to cease meeting these criteria in the near future, if this were to occur, accounting standards of enterprises in general would apply and immediate recognition of any previously deferred costs would be necessary in the year in which these criteria were no longer applicable. In addition, if, because of competition, utilities are unable to recover all of their costs in rates, it may be necessary to write off those costs not recoverable.

Utility Plant Expenditures and Financings
- -----------------------------------------
    Cash expenditures for utility plant totaled $67 million in the first nine months of 1994. The funds necessary for utility plant expenditures during the period were primarily provided by net cash from operating activities, after the payment of dividends, and proceeds from the issuance of long-term and short-term debt.
During the first nine months of 1994, the Company issued $25 million of first mortgage bonds bearing interest rates ranging from
7.05 percent to 8.16 percent. The Company plans to issue an additional $25 million of first mortgage bonds in 1994 or early 1995.
    At September 30, 1994, the Company had $43 million of short-term debt outstanding including $40 million in the form of commercial paper borrowings. The Company currently has lines of credit with banks totaling $62 million. These lines of credit are available to provide liquidity support for commercial paper borrowings and other corporate purposes. There were no borrowings under these lines of credit at September 30, 1994.
    For the twelve-month period ending September 30, 1994, the ratio of earnings to fixed charges was 3.12.

                   PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

     The Company is filing the following revised exhibit for incorporation by reference into its registration statements on Form S-3, Commission file Nos. 33-49453 and 33-50033:

     12   Statement re computation of ratios

     The Company is filing Financial Data Schedules.

                            SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q for the quarter ended September 30, 1994 to be signed on its behalf by the undersigned thereunto duly authorized.

                                MASSACHUSETTS ELECTRIC COMPANY


                                s/ Michael E. Jesanis

                                Michael E. Jesanis, Treasurer,
                                Authorized Officer, and
                                Principal Financial Officer

Date:  November 10, 1994