Form 10-K405
MASSACHUSETTS ELECTRIC CO; NARRAGANSETT ELECTRIC CO; NEW ENGLAND ELECTRIC SYSTEM; NEW ENGLAND POWER CO
filed 1995-03-29
CIK 63073, 69659, 71297, 71337

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-K


    (X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

             For fiscal year ended December 31, 1994

                               OR

  ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]


               Registrant; State of
               Incorporation or
Commission     Organization; Address;          I.R.S.Employer
File Number    and Telephone Number            Identification No
------------   ----------------------          ------------------

 1-3446        NEW ENGLAND ELECTRIC SYSTEM        04-1663060
               (A Massachusetts voluntary
               association)
               25 Research Drive
               Westborough, Massachusetts 01582
               Telephone:  508-366-9011

 0-1229        NEW ENGLAND POWER COMPANY          04-1663070
               (A Massachusetts corporation)
               25 Research Drive
               Westborough, Massachusetts 01582
               Telephone:  508-366-9011

 0-5464        MASSACHUSETTS ELECTRIC COMPANY     04-1988940
               (A Massachusetts corporation)
               25 Research Drive
               Westborough, Massachusetts 01582
               Telephone:  508-366-9011

 0-898         THE NARRAGANSETT ELECTRIC COMPANY  05-0187805
               (A Rhode Island corporation)
               280 Melrose Street
               Providence, Rhode Island 02907
               Telephone:  401-941-1400

   Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

                 (X)  Yes   ( ) No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

Securities registered pursuant to Section 12(b) of the Act:


                                  Outstanding at  Name of each exchange
Registrant   Title of each class  March 14, 1995  on which registered
----------   -------------------  --------------  ---------------------
New England  Common Shares        64,969,652      New York Stock Exchange
Electric                                          Boston Stock Exchange
System



Securities registered pursuant to Section 12(g) of the Act:


Registrant                        Title of each class
----------                        -------------------

New England                   6.00% Cumulative Preferred Stock
Power Company                 Dividend Series Preferred Stock


Massachusetts                 Cumulative Preferred Stock
Electric Company              Preferred Stock - Cumulative


The Narragansett              Cumulative Preferred Stock
Electric Company



                      Aggregate market value
                       of the voting stock        Number of shares of
                      held by non-affiliates     common stock outstanding
                      of the registrants at      of the registrants at
                          March 14, 1995             March 14, 1995
                      ----------------------    ------------------------

New England              $2,054,665,245         64,969,652  ($1 par value)
Electric System

New England                $5,049,784            6,449,896  ($20 par value)
Power Company

Massachusetts                 None               2,398,111  ($25 par value)
Electric Company

The Narragansett              None               1,132,487  ($50 par value)
Electric Company

                    Documents Incorporated by Reference


                                               Part of Form 10-K into which
        Description                              document is incorporated
----------------------------------             ----------------------------
Portions of Annual Reports to                           Part II
Shareholders for the year ended
December 31, 1994 of the following
companies, as set forth in Part II

   New England Electric System
   New England Power Company
   Massachusetts Electric Company
   The Narragansett Electric Company

Portions of Proxy Statement of                          Part III
New England Electric System
filed in connection with its
annual meeting of shareholders to
be held on April 25, 1995, as set
forth in Part III








   This combined Form 10-K is separately filed by New England Electric
System, New England Power Company, Massachusetts Electric Company, and The
Narragansett Electric Company. Information contained herein relating to any individual company is filed by such company on its own behalf. Each company makes no representation as to information relating to the other companies.


                        TABLE OF CONTENTS

                                                            PAGE

GLOSSARY OF TERMS........................................... iii

                             PART I
ITEM 1. BUSINESS............................................   1

THE SYSTEM..................................................   1

     System Organization....................................   1
     Employees..............................................   3

ELECTRIC UTILITY OPERATIONS.................................   3

     General................................................   3
     Results of Operations..................................   6
     Competitive Conditions.................................   7
     Rates..................................................  10
        General.............................................  10
        NEP Rates...........................................  11
        Mass. Electric Rates................................  12
        Narragansett Rates..................................  13
        Granite State Rates.................................  15
        Recovery of Demand Side Management Expenditures.....  15
     Generation.............................................  16
        Energy Mix..........................................  16
        Electric Utility Properties.........................  16
        Map - Electric Utility Properties...................  19
        Fuel for Generation.................................  20
        Non-Utility Power Producer Information..............  22
        Nuclear Units.......................................  24
     Regulatory and Environmental Matters...................  31
        Regulation..........................................  31
        Hydroelectric Project Licensing.....................  31
        Environmental Requirements..........................  32
     Resource Planning......................................  36
        Corporate Resource Plans............................  36
        Construction and Financing..........................  37
        Research and Development............................  42

OIL AND GAS OPERATIONS......................................  42

     General................................................  42
     Results of Operations..................................  44
     Oil and Gas Properties.................................  45
     Capital Requirements and Financing.....................  46
     Map - Major Oil and Gas Properties.....................  47

EXECUTIVE OFFICERS..........................................  48

ITEM 2. PROPERTIES..........................................  52

ITEM 3. LEGAL PROCEEDINGS...................................  52

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  52

                                                            PAGE
                             PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
        RELATED SECURITY HOLDER MATTERS.....................  53

ITEM 6. SELECTED FINANCIAL DATA.............................  53

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.................  54

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.........  54

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE.................   55


                            PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.  55

ITEM 11. EXECUTIVE COMPENSATION.............................  59

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.........................................  70

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....  72


                             PART IV


ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K...................  73

INDEX TO FINANCIAL STATEMENTS...............................  99

                        GLOSSARY OF TERMS

  Term                        Meaning
  ----                        -------

AFDC                 allowance for funds used during construction
ANR                  ANR Pipeline Company
Algonquin            Algonquin Gas Transmission Company
Brayton 4            Brayton Point Unit 4
C&LM                 Conservation and Load Management
Columbia             Columbia Gas Transmission Company
Connecticut Yankee   Connecticut Yankee Atomic Power Company
CRP                  component removal project
CWIP                 construction work in progress
DC                   direct current
DOE                  U.S. Department of Energy
DOER                 Massachusetts Division of Energy Resources
DOMAC                Distrigas Corporation of Massachusetts
DSM                  demand-side management
EMF                  electric and magnetic fields
EPA                  U.S. Environmental Protection Agency
FERC                 Federal Energy Regulatory Commission
Firm Energy Contract agreement between NEPOOL members and Hydro-
                     Quebec
Granite State        Granite State Electric Company
GMP                  Green Mountain Power
Interconnection      transmission interconnection between
                     participating New England utilities
                     and Hydro-Quebec
Iroquois             Iroquois Gas Transmission System
KWH                  kilowatthour
Maine Yankee         Maine Yankee Atomic Power Company
Mass. Electric       Massachusetts Electric Company
Mass. Hydro          New England Hydro-Transmission Electric
                     Company, Inc.
MDPU                 Massachusetts Department of Public Utilities
MPLP                 Milford Power Limited Partnership
MRS                  Monitored Retrievable Storage
NEC                  Nantucket Electric Company
Narragansett         The Narragansett Electric Company
NEEI                 New England Energy Incorporated
NEERI                New England Electric Resources, Inc.
NEES                 New England Electric System
NEET                 New England Electric Transmission
                     Corporation
NEP                  New England Power Company
NEPOOL               New England Power Pool
N.H. Hydro           New England Hydro-Transmission Corporation
NHPUC                New Hampshire Public Utilities Commission
NOx                  nitrogen oxide
NRC                  Nuclear Regulatory Commission
NU                   Northeast Utilities

                        GLOSSARY OF TERMS

  Term                        Meaning
  ----                        -------

OSP                  Ocean State Power
OSP II               Ocean State Power II
PBOPs                post-retirement benefits other than pensions
PPCA                 purchased power cost adjustment
PRP                  potentially responsible party
Pricing Policy       SEC approved pricing policy between NEEI and
                     NEP
Resources            Narragansett Energy Resources Company
Retail Companies     Mass. Electric, Narragansett, and Granite
                     State
RIPUC                Rhode Island Public Utilities Commission
RTG                  regional transmission working group
Samedan              Samedan Oil Corporation
Seabrook 1           Seabrook Nuclear Generating Station Unit 1
SEC                  Securities and Exchange Commission
SED                  service extension discount
Service Company      New England Power Service Company
SO2                  sulphur dioxide
SPCC                 Spill prevention control and counter-measure
System               the subsidiaries of NEES collectively
Tennessee            Tennessee Gas Pipeline Company
TransCanada          TransCanada PipeLines, Ltd.
Vermont Yankee       Vermont Yankee Nuclear Power Corporation
Yankee Atomic        Yankee Atomic Electric Company
Yankee Companies     Yankee Atomic, Vermont Yankee, Maine Yankee,
                     and Connecticut Yankee
1935 Act             Public Utility Holding Company Act of 1935

                             PART I

Item 1.  BUSINESS
                           THE SYSTEM

                       SYSTEM ORGANIZATION

    New England Electric System (NEES) is a voluntary association created under Massachusetts law on January 2, 1926, and is a registered holding company under the Public Utility Holding Company Act of 1935 (the 1935 Act). NEES owns voting stock in the amounts indicated of the following companies, which together constitute the System.

                                                        % Voting
                                                       Securities
                                State of    Type of     Owned by
     Name of Company          Organization Business       NEES
     ---------------          ------------ ---------   ----------

Subsidiaries:

  Granite State Electric Company   N.H.     Retail        100
    (Granite State)                         Electric

  Massachusetts Electric Company   Mass.    Retail        100
    (Mass. Electric)                        Electric

  The Narragansett Electric CompanyR.I.     Retail        100
    (Narragansett)                          Electric

  Narragansett Energy Resources    R.I.     Wholesale     100
    Company (Resources)                     Electric
                                            Generation

  New England Electric Resources, Inc.Mass. Consulting    100
    (NEERI)                                 Services

  New England Electric TransmissionN.H.     Electric      100
    Corporation (NEET)                      Transmission

  New England Energy Incorporated  Mass.    Oil and Gas   100
    (NEEI)                                  Exploration
                                            & Development

  New England Hydro-Transmission   N.H.     Electric      53.97(a)
    Corporation (N.H. Hydro)                Transmission


  New England Hydro-Transmission   Mass.    Electric      53.97(a)
    Electric Company, Inc.                  Transmission
    (Mass. Hydro)

  New England Power Company (NEP)  Mass.    Wholesale     98.85(b)
                                            Electric
                                            Generation &
                                            Transmission

  New England Power Service CompanyMass.    Service       100
    (Service Company)                       Company

(a) The common stock of these subsidiaries is owned by NEES and certain participants (or their parent companies) in Phase II of the Hydro-Quebec project. See Interconnection with Quebec, page 23.

(b) Holders of common stock and 6% Cumulative Preferred Stock of
    NEP have general voting rights.  The 6% Cumulative Preferred
    Stock represents 1.15% of the total voting power.

    The facilities of NEES' three retail electric subsidiaries, Mass. Electric, Narragansett, and Granite State (collectively referred to as the Retail Companies), and of its principal wholesale electric subsidiary, NEP, constitute a single integrated electric utility system that is directly interconnected with other utilities in New England and New York State, and indirectly interconnected with utilities in Canada. See ELECTRIC UTILITY OPERATIONS, page 3.

    NEET owns and operates a portion of an international transmission interconnection between the electric systems of Hydro-Quebec and New England. Mass. Hydro and N.H. Hydro own and operate facilities in connection with an expanded second phase of this interconnection. See Interconnection with Quebec, page 23.

    NEEI is engaged in various activities relating to fuel supply for the System. These activities primarily include participation (principally through a partnership with a non-affiliated oil company) in domestic oil and gas exploration, development, and production (see OIL AND GAS OPERATIONS, page 42) and the sale to NEP of fuel purchased in the open market.

    Resources is a general partner, with a 20% interest, in each of two partnerships formed in connection with the Ocean State Power project. See Ocean State Power, page 23.

    The Service Company has contracted with NEES and its subsidiaries to provide, at cost, such administrative, engineering, construction, legal, and financial services as the companies request.

    NEERI is a wholly-owned, non-utility subsidiary of NEES which provides consulting and independent project development services domestically and internationally to non-affiliates and seeks investment opportunities in power plant modernization, transmission, and environmental improvement. NEERI also provides maintenance and construction services under contract to certain non-affiliated utility customers.

                            EMPLOYEES

    As of December 31, 1994, NEES subsidiaries had approximately 5,000 employees. As of that date, the total number of employees was approximately 840 at NEP, 1,790 at Mass. Electric, 770 at Narragansett, 80 at Granite State, and 1,520 at the Service Company. Of the 5,000 employees, approximately 3,150 are members of labor organizations. Collective bargaining agreements with the Brotherhood of Utility Workers of New England, Inc., the International Brotherhood of Electrical Workers, and the Utility Workers Union of America, AFL-CIO expire in May 1995. Negotiation of new contracts with these unions is in progress.

                   ELECTRIC UTILITY OPERATIONS

                             GENERAL

    NEP's business is principally generating, purchasing, transmitting, and selling electric energy in wholesale quantities. In 1994, 94% of NEP's revenue from the sale of electricity was derived from sales for resale to affiliated companies and 6% from sales for resale to municipal and other utilities. NEP is the wholesale supplier of the electric energy requirements of the Retail Companies under contracts that require seven years notice of termination. Narragansett receives credits against its purchases of power from NEP for the cost of generation from its Providence units, which are functionally integrated with NEP's facilities to achieve maximum economy and reliability. Discussions of NEP's generating properties, load growth, energy mix, and fuel supplies include the related properties of Narragansett. For details of sales of energy and operating revenue for the last five years, see OPERATING STATISTICS on page 24 of the New England Power Company 1994 Annual Report to Stockholders (the NEP 1994 Annual Report).

    The combined service area of the Retail Companies constitutes the retail service area of the System and covers more than 4,400 square miles with a population of about 3,000,000 (1990 census). See Map, page 19. The largest cities served are Worcester, Mass. (population 170,000) and Providence, R.I. (population 161,000).

    Mass. Electric and Narragansett are engaged principally in the distribution and sale of electricity at retail. Mass. Electric provides approximately 940,000 customers with electric service at retail in a service area comprising approximately 43% of the area of The Commonwealth of Massachusetts. The population of the service area is about 2,160,000 or 36% of the total population of the Commonwealth (1990 Census). Mass. Electric's territory consists of 149 cities and towns including rural, suburban, and urban communities with Worcester, Lowell, and Quincy being the largest cities served. The economy of the area is diversified. Principal industries served by Mass. Electric include electrical and industrial machinery, computer manufacturing and related products, plastic goods, fabricated metals and paper, and chemical products. In addition, a broad range of professional, banking, high-technology, medical, and educational concerns is served. During 1994, 41% of Mass. Electric's revenue from the sale of electricity was derived from residential customers, 37% from commercial customers, 21% from industrial customers, and 1% from others. In 1994, the 20 largest customers of Mass. Electric accounted for approximately 7% of its electric revenue. For details of sales of energy and operating revenue for the last five years, see OPERATING STATISTICS on page 21 of Mass. Electric's 1994 Annual Report to Stockholders (the Mass. Electric 1994 Annual Report).

    Narragansett provides approximately 324,000 customers with electric service at retail. Its service territory, which includes urban, suburban, and rural areas, covers about 839 square miles or 80% of the area of Rhode Island, and encompasses 27 cities and towns including the cities of Providence, Warwick, Cranston, and East Providence. The population of the area is about 725,000
(1990 Census) which represents about 72% of the total population of the state. The economy of the territory is diversified. Principal industries served by Narragansett produce fabricated metal products, jewelry, silverware, electrical and industrial machinery, transportation equipment, textiles, and chemical and allied products. In addition, a broad range of professional, banking, medical, and educational institutions is served. During 1994, 43% of Narragansett's revenue from the sale of electricity was derived from residential customers, 40% from commercial customers, 16% from industrial customers, and 1% from others. In 1994, the 20 largest customers of Narragansett accounted for approximately 10% of its electric revenue. For details of sales of energy and operating revenue for the last five years see OPERATING STATISTICS on page 21 of Narragansett's 1994 Annual Report to Stockholders (the Narragansett 1994 Annual Report).

    Granite State provides approximately 35,000 customers with electric service at retail in the State of New Hampshire in a service area having a population of about 73,000 (1990 Census), including the city of Lebanon and the towns of Hanover, Pelham, Salem and surrounding communities. During 1994, 48% of Granite State's revenue from the sale of electricity was derived from commercial customers, 39% from residential customers, 12% from industrial customers, and 1% from others. In 1994, the 10 largest customers of Granite State accounted for about 20% of its electric revenue. Granite State is not subject to the reporting requirements of the Securities Exchange Act of 1934, and its financial impact on the System is relatively small. Information on Granite State is provided herein solely for the purpose of furnishing a more complete description of System operations.

    On March 22, 1995, NEES agreed to acquire Nantucket Electric
Company for $3.5 million. Completion of the acquisition is dependent on the receipt of regulatory approvals as well as the licensing of a transmission cable to Nantucket Island.

    The electric utility business of NEP and the Retail Companies is not highly seasonal. For NEP and the Retail Companies, industrial customers are broadly distributed among standardized industrial classifications. No single industrial classification exceeds 3% of operating revenue, and no single customer of the System contributes more than 1% of operating revenue.

                      RESULTS OF OPERATIONS


    The following is the detail of consolidated sales and revenue from sales of electricity by the System for the last five years.

                      Sales of Electricity
                      (in thousands of KWH)
                      ---------------------

Classification      1994        1993        1992       1991         1990
--------------      ----        ----        ----       ----         ----
Residential     7,879,747    7,749,514   7,666,992   7,584,426   7,662,240
Commercial      8,266,754    8,064,024   7,851,859   7,757,350   7,808,422
Industrial      4,858,638    4,863,059   4,870,612   4,955,001   5,074,229
Other             149,724      154,981     164,450     173,639     182,092
               ----------   ----------  ----------  ----------  ----------
Total Sales
  to Ultimate
  Customers    21,154,863   20,831,578  20,553,913  20,470,416  20,726,983
Sales for
  Resale        2,289,091    1,958,499   2,125,463   3,031,660   1,834,162
               ----------   ----------  ----------  ----------  ----------
    Total      23,443,954   22,790,077  22,679,376  23,502,076  22,561,145
               ----------   ----------  ----------  ----------  ----------


                    Revenues from Sales of Electricity
                         (in thousands of dollars)
                    ----------------------------------

Classification     1994        1993         1992        1991       1990
--------------     ----        ----         ----        ----       ----

Residential    $  812,958   $  814,890  $  775,973  $  729,313  $  677,447
Commercial        741,750      739,031     728,645     687,605     635,822
Industrial        380,931      399,524     408,243     398,684     376,736
Other              24,639       24,672      24,776      24,900      24,080
               ----------   ----------  ----------  ----------  ----------
Total Sales
  to Ultimate
  Customers     1,960,278    1,978,117   1,937,637   1,840,502   1,714,085
Unbilled
  Revenue          36,591       11,100           -           -           -
Sales for
  Resale           88,922       80,556      82,580     102,411      89,895
               ----------   ----------  ----------  ----------  ----------
   Total       $2,085,791   $2,069,773  $2,020,217  $1,942,913  $1,803,980
               ----------   ----------  ----------  ----------  --------------------

    Kilowatthour (KWH) sales billed to ultimate customers in 1994 increased by 1.6% over 1993, reflecting an improved economy. KWH sales in 1993 increased 1.4 percent over 1992 sales, reflecting more normal weather conditions in 1993 compared with 1992, partially offset by the fact that 1992 included an extra day for leap year. In view of the recent mild weather, the Retail Companies currently forecast essentially flat KWH sales in 1995.


                     COMPETITIVE CONDITIONS

    The electric utility business is being subjected to increasing competitive pressures, stemming from a combination of trends, including increasing electric rates, improved technologies, and new regulations and legislation intended to foster competition. To date, this competition has been most prominent in the bulk power market in which non-utility generating sources have noticeably increased their market share. For example, since non-utilities were allowed to enter the wholesale generation market, two-thirds of NEP's new generating capability has come from independent generating sources and Hydro-Quebec.

    Electric utilities are also facing increased competition in the retail market. Currently, retail competition includes competition with alternative fuel suppliers (including natural gas companies) for heating and cooling, competition with customer-owned generation to displace purchases from electric utilities, and direct competition among electric utilities to attract major new facilities to their service territories. Electric utilities, including the Retail Companies, are under increasing pressure from large commercial and industrial customers to discount rates or face the possibility that such customers might relocate or seek alternate suppliers. Across the country, including the states serviced by the Retail Companies, there have been an increasing number of proposals to allow retail customers to choose their electricity supplier, with utilities required to deliver that electricity over their transmission and distribution systems. In Massachusetts, the Massachusetts Division of Energy Resources
(DOER) proposed in January 1995 that the Massachusetts Department of Public Utilities (MDPU) modify its regulations to allow retail utility customers to choose a supplier and bid for access to the local utility's transmission and distribution systems in situations where new generating capacity is needed. The System has indicated its support for the DOER proposal and is developing a pilot program to implement the proposal. Also in Massachusetts, in February 1995, the MDPU initiated a proceeding regarding electric industry regulation and structure. Legislation has been introduced in Massachusetts this year that would allow municipalities to set up service districts and shop for power among competing utilities. In Rhode Island a task force of utilities, commercial and industrial customers, and other interested parties has been established to prepare a report to the Rhode Island Public Utilities Commission (RIPUC) by May 1995 regarding restructuring the industry. In New Hampshire, the New Hampshire Public Utilities Commission (NHPUC) is considering the proposal of a new company to sell electricity at retail to large customers and has opened a series of roundtable discussions to address competition in the industry. In response to a number of bills introduced this session, the New Hampshire House of Representatives has approved a bill to establish a study committee to consider electric utility industry restructuring and competitiveness. The study committee report is due in November 1995. The conclusions of these legislative and commission activities and their effect on the Retail Companies is uncertain at this time.

    The impact of increased customer choice on the financial condition of utilities is uncertain. In recent years, substantial surplus generating capacity in the Northeast has resulted in the sale of bulk power by utilities to other utilities at prices substantially below the total costs of owning and operating, or contracting for, such generating capacity. Should retail customers gain access to the bulk power market, particularly while surplus capacity exists, it is unlikely that utilities would be able to charge power prices which fully cover their costs. Such unrecovered costs, which could be substantial, have been referred to by the industry as stranded costs.

    Whether and to what extent utilities should be able to recover stranded costs resulting from increased customer choice has been the subject of much debate. In 1994, the Federal Energy Regulatory Commission (FERC) issued a notice of proposed rule-making on the recovery of stranded costs. The System and other utilities have taken the position that when a regulatory body changes policies which govern customer choice and the resultant rates paid by customers, utilities must be compensated for commitments made under the former policies. Furthermore, the utility industry believes that recovery of stranded costs is necessary to promote efficient competition among market participants. Previously, the FERC ruled in 1992, in a proceeding not involving NEES subsidiaries, that a utility may recover such stranded costs from a departing wholesale requirements customer. On appeal, the United States Court of Appeals for the District of Columbia Circuit has questioned whether allowing utilities to recover stranded costs is anti-competitive and the Court remanded the case back to the FERC for further proceedings and development of the competitive issues.

    In addition to the arguments described above, the System has taken the position that, because utility transmission and distribution assets have a replacement value in excess of their historic costs (on which utility rates are set), utilities should have the ability to recover stranded generation-related costs by realizing the higher value of transmission and distribution assets. The System has stated its willingness, in order to assure stranded cost recovery and promote increased competition, to consider divesting its transmission system, either through sale or spinoff.

    The System is actively responding to current and anticipated competitive pressures in a variety of ways, including cost control and a 1993 corporate reorganization into separate retail and wholesale business units. The wholesale business unit has responded to increased competition by freezing base rates until at least 1997 (wholesale base rates were last raised in March 1992), terminating certain purchased power and gas pipeline contracts, shutting down uneconomic generating stations, and accelerating the recovery of uneconomic assets and other deferred costs. In addition, NEP's wholesale tariff requires its wholesale customers, including the Retail Companies, to provide seven years notice before they may terminate the tariff.

    The retail business unit's response to competition includes the EnergyFIT program which offers comprehensive value-added services for large business customers, intensified business development efforts including economic development rates and service packages to encourage businesses to locate in the Retail Companies' service territories, and development of new pricing and service options for customers. Additionally, more than 80 percent of the Retail Companies' large commercial and industrial customers have signed agreements requiring three to five years notice before they may change electricity suppliers. See Retail rate activity section, page 12. As part of its long-term planning process, the System is from time to time evaluating other strategies, such as business combinations and other forms of restructuring, to better respond to the changing competitive environment.

    The System is also responding to anticipated competition by participating in negotiations regarding possible new regional structures in the industry. The FERC encouraged parties with interests in the wholesale power market to resolve, on a consensual basis, issues related to use of the transmission system as part of a more competitive industry. In response, the System is participating in a New England regional transmission working group
(RTG). The RTG is trying to resolve such issues as stranded cost recovery, transmission pricing, and transmission planning and reliability. The System is also participating in a committee to reform the New England Power Pool (NEPOOL). NEPOOL is a group of over 90 New England entities that own or purchase power from virtually all of New England's generation. In January 1995, this committee recommended that NEPOOL membership be expanded to include all those with interests in bulk power market. This recommendation has been adopted by NEPOOL. The reform committee is now considering how to maintain reliability and central dispatch and achieve efficiency in a more competitive environment.

    Electric utility rates are generally based on a utility's costs. As a result, electric utilities are subject to certain accounting standards that are not applicable to other business enterprises in general. These accounting rules require regulated entities, in appropriate circumstances, to establish regulatory assets and liabilities, which defer the income statement impact of certain costs that are expected to be recovered in future rates. The effects of competition could ultimately cause the operations of the System, or a portion thereof, to cease meeting the criteria for application of these accounting rules. In such an event, accounting standards applicable to enterprises in general would apply and immediate write-off of any previously deferred costs (regulatory assets) would be necessary in the year in which these criteria were no longer applicable. In addition, if, because of competition, utilities are unable to recover all of their costs in rates, it may be necessary to write off those costs that are not recoverable.


                              RATES

General

    In 1994, 73% of the System's electric utility revenues was attributable to NEP, whose rates are subject to regulation by the FERC. The rates of Mass. Electric, Narragansett, and Granite State are subject to the respective jurisdictions of the state regulatory commissions in Massachusetts, Rhode Island, and New Hampshire.

    The rates of each of the Retail Companies contain a purchased power cost adjustment clause (PPCA). The PPCA is designed to allow the Retail Companies to pass on to their customers changes in purchased power expense resulting from changes allowed by the FERC in NEP's rates. PPCA changes become effective on the dates specified in the filing of the adjustments with the state regulatory commission (not earlier than 30 days after such filing) unless the state regulatory commission orders otherwise. There have been, on occasion, regulatory delays in permitting PPCA increases. Narragansett and Granite State rates have PPCA clauses that fully reconcile on an annual basis purchased power expenses incurred by the companies against purchased power related revenues.

    Under a case decided by the Rhode Island Supreme Court in 1977 (Narragansett v. Burke), NEP's wholesale rates must be accepted as allowable expenses for rate-making purposes by state commissions in retail rate proceedings. In 1986 and 1988 the U.S. Supreme Court reaffirmed this doctrine in two cases that did not involve NEP. However, the Narragansett v. Burke doctrine has been indirectly challenged by a number of state regulatory commissions which have held that federal preemption of the regulation of wholesale electric rates does not preclude the state commission from reviewing the prudence of a utility's decision to purchase power under a FERC-approved rate, and from disallowing costs if it finds that the purchase was an imprudent choice among alternative sources. In a 1985 opinion, the New Hampshire Supreme Court took this position on the issue of state regulation of wholesale power purchases. Also, legislation has been filed from time to time in Congress that would have eroded or repealed the doctrine. If state commissions were to refuse to allow the Retail Companies to include the full cost of power purchased from NEP in their rates, System earnings could be adversely affected.

    The rates of NEP and the Retail Companies contain fuel adjustment clauses that allow the rates to be adjusted to reflect changes in the cost of fuel. NEP's fuel clause is on a current basis. Mass. Electric has a fuel clause billing procedure that provides for billing of fuel costs estimated on a quarterly basis, while fuel costs billed by Narragansett and Granite State are estimated on a semi-annual basis. Billings are adjusted in the subsequent period for any excess or deficiency in fuel cost recovery.

    The FERC rules allow up to 50% of construction work in progress
(CWIP) to be included in rate base in addition to CWIP already allowed in rate base for fuel conversion projects or pollution control facilities. This rule allows NEP the option of recovering currently through rates a portion of the costs of financing its construction program, rather than recording allowance for funds used during construction (AFDC) on that portion.

    The FERC rules with regard to canceled plants provide that utilities may recover in rates only 50% of prudently incurred cancelled plant costs. However, the FERC allows utilities to include the recoverable amount in rate base and earn a return on the unamortized balance.

NEP Rates

    W-95 Rate Case

    In February 1995, the FERC approved a rate agreement filed by NEP. Under the agreement, which is effective January 1995, NEP's base rates will be frozen until 1997. Before this rate agreement, NEP's rate structure contained two surcharges which were recovering the costs of a coal conversion project and a portion of NEP's investment in the Seabrook I Nuclear Unit (Seabrook 1). Under the rate agreement, these two surcharges, which were due to expire in mid-1995, will be rolled into base rates. The agreement also provides for the costs resulting from the Manchester Street Station repowering project, which is expected to be completed in late-1995, to be included in base rates, without a rate increase. In addition, the agreement allows NEP to recover approximately $50 million of deferred costs associated with terminated purchased power contracts and postretirement benefits other than pensions (PBOPs) over seven years. The agreement also provides for full current recovery of PBOP costs commencing in 1995. The agreement further provides for the recovery over three years of $27 million of costs related to the dismantling of a retired Narragansett generating station and the replacement of a turbine rotor at one of NEP's generating units. The agreement also increases NEP's recovery of depreciation expense by approximately $8 million annually to recognize costs associated with the eventual dismantling of its Brayton Point and Salem Harbor generating plants.

    Under the agreement, approximately $15 million of the $38 million in Seabrook 1 costs due to be recovered in 1995 pursuant to a 1988 settlement agreement will be deferred and recovered in 1996. The agreement further allows for deferral of additional purchased power contract termination costs and any increases in nuclear decommissioning payments for recovery in future rates. Yankee Atomic Electric Company, of which NEP is a 30 percent owner, recently announced a new decommissioning cost estimate, which, if approved by the FERC, would increase annual billings to NEP by $11 million, beginning in late 1995 and ending in July 2000. (See Nuclear Units, page 24).

    The settlement rates provide for approximately $24 million in revenues in 1996 to complete the amortization of pre-1988 Seabrook 1 costs and the costs associated with the cancelled Seabrook 2 nuclear unit. To the extent the settlement rates stay in effect beyond 1996, the agreement provides that these revenues be applied first to accelerate recovery of deferred PBOP costs, and then to additional amortization of NEP's investment in the Millstone 3 nuclear unit.

    Finally, the agreement provided that NEP would reimburse its wholesale customers for approximately $15 million of discounts provided by these customers under service extension discount (SED) programs. Under these programs, retail customers are entitled to such discounts only if they have signed an agreement not to purchase power from another supplier or generate any additional power themselves for a three to five year period.

    The FERC's approval of this rate agreement applies to all of NEP's customers except the Town of Norwood, Massachusetts and the Milford Power Limited Partnership (MPLP), who intervened in the rate case. See LEGAL PROCEEDINGS regarding a lawsuit initiated by MPLP, page 52. A separate hearing will be conducted to determine the appropriate rate to charge these two parties, who represent less than 2 percent of NEP's sales.

    W-92 Rate Case

    In May 1992, the FERC approved a settlement of NEP's W-92 rate case under which base rates were increased by $39.7 million, effective March 1992. The entire increase was attributable to costs associated with the commercial operation of Unit 2 of the Ocean State Power (OSP) generating facility. These costs had been collected through NEP's fuel clause since the unit entered service in late 1991. The settlement also incorporated new depreciation rates proposed in NEP's filing, which reduced NEP's overall revenue requirement by $18 million.

Mass. Electric Rates

    Rate schedules applicable to electric services rendered by Mass. Electric are on file with the MDPU.

    On March 15, 1995, Mass. Electric filed a request with the MDPU to increase its base rates by $62 million, effective October 1, 1995. As an alternative to this proposed increase, Mass. Electric filed an incentive rate plan which would increase rates by about $30 million effective October 1, 1995. Under the proposed incentive rate plan, subsequent base rate adjustments could occur annually on May 1 and would be based on a comparison of Mass. Electric's rates to rates of all electric utilities in Massachusetts. Mass. Electric is the first electric utility in the state to file under the MDPU's incentive ratemaking guidelines issued in February 1995.

    Mass. Electric also proposed a new discount program for large industrial customers that are willing to make a minimum annual usage commitment for a period of five years. The discounts would range from 5 percent to 12.5 percent of base rates depending on a customer's level of commitment. Mass. Electric expects an MDPU decision on its filing in late September 1995.

    In 1993, the MDPU approved a rate agreement filed by Mass.
Electric, the Massachusetts Attorney General, and two groups of large commercial and industrial customers.

    Under the agreement, effective December 1, 1993, Mass. Electric implemented an 11-month general rate decrease of $26 million (annual basis). This rate reduction continued in effect through October 31, 1994, at which time rates increased to the previously approved levels. Mass. Electric also agreed not to further increase its base rates before October 1, 1995. The agreement also provided for the recognition of unbilled revenues for accounting purposes. Unbilled revenues at September 30, 1993 of approximately $35 million were amortized to income over 13 months commencing December 1993.

    The agreement further provided for rate discounts for large commercial and industrial customers who signed agreements to give a five year notice to Mass. Electric before they purchase power from another supplier or generate any additional power themselves. The notice provision may be reduced from five to three years under certain conditions. The aggregate amount of these SEDs was $4 million during 1994 but will increase in 1995 to approximately $10 million per year under the terms of the agreement.

    Customers representing approximately 88 percent of revenue from currently eligible large commercial and industrial customers have signed these agreements. The discounts are currently available to customers with average monthly peak demands over 500 kilowatts. However, as part of its March 1995 rate filing with the MDPU, the Company proposed expanding this program to customers with average monthly peak demands over 200 kilowatts. In addition, commencing in 1995 the cost of these discounts is being passed on to NEP.
This is the result of a NEP rate settlement that was approved by the FERC in early 1995.

    The 1993 agreement also resolved all rate recovery issues associated with environmental remediation costs of Massachusetts manufactured gas waste sites formerly owned by Mass. Electric and its affiliates, as well as certain other Mass. Electric environmental cleanup costs. See Hazardous Substances, page 33.

    Effective October 1992, the MDPU authorized a $45.6 million annual increase in rates for Mass. Electric.

Narragansett Rates

    Rate schedules applicable to electric services rendered by Narragansett are on file with the RIPUC and the Rhode Island
Division of Public Utilities and Carriers.

    On March 1, 1995, Narragansett filed with the RIPUC a request to increase its base rates by $30.5 million to be effective December 1995. As part of its filing, Narragansett proposed a special rate discount of 8 percent of base rates, for manufacturing customers that agree to give Narragansett a five-year notice before they purchase power from another supplier or generate any additional power themselves. Narragansett had also proposed, as an alternative to the December 1995 effective date, to phase its requested rate increase in two steps--the first step in June 1995 ($13 million) and the second step in June 1996. In an open meeting on March 28, 1995, the RIPUC rejected the alternative phased proposal.

    In July 1994, the RIPUC approved a rate agreement between Narragansett and the Rhode Island Division of Public Utilities and Carriers that provides for a 5 percent base rate discount, excluding fuel costs, for Narragansett's large commercial and industrial customers who sign an agreement to give a five-year notice to Narragansett before they purchase power from another supplier or generate any additional power themselves. The notice provision may be reduced from five to three years under certain conditions. The aggregate amount of Narragansett's discounts was $1.5 million in 1994 and is expected to be approximately $3 million per year thereafter. Customers representing over 64 percent of revenues from large commercial and industrial customers have signed these agreements. In addition, commencing in 1995 the cost of these discounts is being passed on to NEP. This is the result of a NEP rate settlement that was approved by the FERC in early 1995. The agreement also provides for Narragansett to recognize, for accounting purposes, $14 million of unbilled revenues over a 21 month period beginning April 1994 through December 1995.

    Effective March 1993, the RIPUC approved a new PPCA mechanism for the recovery of all of Narragansett's purchased power costs, excluding fuel charges which continue to be recovered through a separate adjustment mechanism. Under the new mechanism any over or under-collections of purchased power expense will ultimately be passed on to customers including the effects of peak-demand billing fluctuations. Narragansett accrues the effects of this new mechanism on its books on a current basis. In August 1994, the RIPUC gave notice that it intends to open a proceeding to consider the effect of fuel adjustment clauses on utility incentives to reduce costs.

    Effective January 1993, the RIPUC approved a $1.5 million increase in rates for Narragansett, representing the first step of a three year phase-in of Narragansett's recovery of costs associated with PBOPs. The second and third $1.5 million increases took effect in January 1994 and 1995, respectively.

    A 1986 Rhode Island Supreme Court decision held that the
RIPUC's rate-making power includes the authority to order refunds of amounts earned in excess of an allowed return. As a result, the RIPUC monitors Narragansett's earnings on a regular basis.

    Effective May 1992, the RIPUC authorized a $3.5 million annual increase in rates for Narragansett.


Granite State Rates

    Effective March 1993, the NHPUC authorized a $2.0 million rate increase for Granite State, with a retroactive adjustment to September 15, 1992 to reflect the difference between the authorized amount and the $1.4 million Granite State had been collecting on an interim basis since September 15, 1992.

    Effective July 1, 1993, the NHPUC approved a $0.7 million increase in rates for Granite State to recover costs associated with PBOPs.

    Granite State intends to file a rate case with the NHPUC in 1995.

Recovery of Demand-Side Management Expenditures

    The three Retail Companies offer conservation and load management programs, usually referred to in the industry as Demand-Side Management (DSM) programs, which are designed to help customers use electricity efficiently, as a part of meeting the System's future resource needs and customers' needs for energy services.

    The Retail Companies regularly file their DSM programs with their respective regulatory agencies and have received approval to recover DSM program expenditures in rates on a current basis.
Mass. Electric's expenditures were $59 million, $47 million, and $44 million in 1994, 1993, and 1992, respectively. Narragansett's expenditures were $10 million, $12 million, and $12 million in 1994, 1993, and 1992, respectively. Since 1990, the Retail Companies have been allowed to earn incentives based on the results of their DSM programs. The Retail Companies must be able to demonstrate the electricity savings produced by their DSM programs to their respective state regulatory agencies before incentives are recorded. Mass Electric recorded $7.1 million, $6.7 million, and $8.6 million of before-tax incentives in 1994, 1993, and 1992, respectively. Narragansett recorded $0.6 million, $0.5 million, and $1.3 million of before-tax incentives in 1994, 1993, and 1992, respectively. The Retail Companies have received regulatory orders that will give them the opportunity to continue to earn incentives based on 1995 DSM program results.

                           GENERATION

Energy Mix

    The following table displays the contributions of various fuel sources and other generation to total net generation of electricity by NEP during the past three years, as well as an estimate for 1995:

                                % of Net Generation
                            --------------------------
                            Estimated        Actual
                            ---------  ----------------
                              1995     1994  1993  1992
                              ----     ----  ----  ----

     Coal                       38     37     38    41
     Nuclear                    17     19     18    18
     Gas (1)                    21     16     16    15
     Oil                         7     10     11    10
     Hydroelectric               6      6      6     6
     Hydro-Quebec                6      6      5     4
     Renewable Non-Utility
       Generation (2)            5      6      6     6
                               ---   ----    ---   ---
                               100    100    100   100

     (1) Gas includes both utility and non-utility generation.
     (2) Waste to energy and hydro.


Electric Utility Properties

    The electric utility properties of the System companies consist of NEP's and Narragansett's fossil-fuel base load and intermediate load steam generating units, conventional and pumped storage hydroelectric stations, internal combustion peaking units, portions of fossil fuel and nuclear generating units, the ownership interests of NEET, Mass. Hydro, and N.H. Hydro in the Hydro-Quebec Interconnection, and an integrated system of transmission lines, substations, and distribution facilities. See MAP - ELECTRIC UTILITY PROPERTIES, page 19.

    NEP's integrated system consists of 2,283 circuit miles of transmission lines, 117 substations with an aggregate capacity of 13,718,088 kVA, and 7 pole or conduit miles of distribution lines. The properties of Mass. Electric and Narragansett include substations and distribution and transmission lines, which are interconnected with transmission and other facilities of NEP. At December 31, 1994, Mass. Electric owned 256 substations, which had an aggregate capacity of 2,825,364 kVA, 146,998 line transformers with the capacity of 7,541,289 kVA, and 15,872 pole or conduit miles of distribution lines. Mass. Electric also owns 81 circuit miles of transmission lines. At December 31, 1994, Narragansett owned 238 substations, which had an aggregate capacity of 2,729,519 kVA, 52,015 line transformers with the capacity of 2,206,465 kVA, and 4,378 pole or conduit miles of distribution lines. Narragansett, in addition, owns 337 circuit miles of transmission lines.

    Substantially all of the properties and franchises of Mass.
Electric, Narragansett, and NEP are subject to the liens of indentures under which mortgage bonds have been issued. For details of the mortgage liens on these properties see the long-term debt note in Notes to Financial Statements in each of these companies' respective 1994 annual reports. The properties of NEET are subject to a mortgage under its financing arrangements.

    The net capability at December 31, 1994, and the net generation for the twelve months ended December 31, 1994, from all sources were as follows:

                              Year(s)
                              Placed      Energy       Net          Net
    Source        Location   In-Service   Source    Capability   Generation
    ------        --------   ----------   ------    ----------  -------------
Fossil Fuel Units                                      (MW)     (000's of MWh)
 Brayton Point
  Station
   Units 1,2 & 3  Somerset,  1963-1969  Coal-Oil-Gas(a)1,085     7,140
    Unit 4        Mass.         1974    Oil-Gas         446      1,030


 Salem Harbor
  Station
   Units 1,2 & 3  Salem,     1952-1958  Coal-Oil(a)     312      1,617
   Unit 4         Mass.         1972    Oil             430      1,089

 Manchester St.   Prov.,     1941-1949  Oil-Gas         125         58
   Station(b)     R.I.

 Other System     Me.,       1963-1978  Oil             104         43
   Units(c)       Mass.

Hydroelectric Units(d)

 Conventional     Mass.,N.H.
                   & Vt.     1909-1987  Water           578      1,353

 Pumped Storage
   Bear Swamp     Rowe, Mass.     1974  Water           588        (198)

Nuclear Units(e)

 Yankees          Conn., Me.,  1968-1972Nuclear         339      2,535
                  and Vt.

 Millstone 3      Waterford,    1986    Nuclear         140      1,150
                  Conn.

 Seabrook 1       Seabrook,     1990    Nuclear         115        618
                  N.H.

Other(f)              -           -       -           1,271      7,009
                                                      -----     ------
   Total                                              5,533     23,444
                                                      =====     ======

(a) These units currently burn coal, but are also capable of burning oil. Units 1 and 2 at Brayton Point Station are also capable of limited co-firing of natural gas and Unit 3 at Brayton Point Station will have a limited co-firing capability after the overhaul is completed, which is projected to be in May 1995. See Natural Gas, page 21.

(b) For a discussion of the Manchester Street Station repowering project, see Construction and Financing on page 37.

(c) Includes (i) an interest in a jointly owned oil-fired unit in Yarmouth, Maine, and (ii) diesel units at various locations.

(d) See Hydroelectric Project Licensing, page 31.

(e) See Nuclear Units, page 24.

(f) Capability includes contracted purchases (1,312 MW) less contract sales (164 MW). Net generation includes the effects of the above contracted purchases and economy interchanges through the New England Power Exchange (including Hydro-Quebec purchases and purchases from non-utility generation). For further information see Non-Utility Power Producer Information, page 22.

    NEP and Narragansett are members of NEPOOL. (For possible changes affecting NEPOOL, see Competitive Conditions, page 7.) Mass. Electric and Granite State participate in NEPOOL through NEP. The NEPOOL Agreement provides for coordination of the planning and operation of the generation and transmission facilities of its members. The NEPOOL Agreement incorporates generating capacity reserve obligations, provisions regarding the use of major transmission lines, and provisions for payment for facilities usage. The NEPOOL Agreement further provides for New England-wide central dispatch of generation through the New England Power Exchange. Through NEPOOL, operating and capital economies are achieved and reserves are established on a region-wide rather than an individual company basis. The electric energy available to NEES subsidiaries and other members is determined by the aggregate available to NEPOOL.

    The 1994 NEPOOL peak demand of 20,519 MW occurring on July 21, 1994 established a new all-time record peak for the power pool.
This new NEPOOL peak exceeded the previous maximum demand of 19,742 MW set on July 18, 1991 by approximately 4 percent.

    The 1994 summer peak for the System of 4,385 MW occurred at the same time and day as the NEPOOL peak demand, and established a new all-time peak for the System. The previous all-time peak load of 4,250 MW occurred on July 19, 1991. The 1994-1995 winter peak of 4,093 MW occurred on February 6, 1995. For a discussion of resource planning, see RESOURCE PLANNING, page 36.

                               MAP


    (Displays electric utility properties of NEES subsidiaries)

Fuel for Generation

    NEP burned the following amounts of coal, residual oil, and gas during the past three years:

                                           1994   1993  1992
                                           ----   ----  ----
 Coal (in millions of tons)                 3.3    3.2  3.3

 Oil (in millions of barrels)               3.4    5.0  4.9

 Natural Gas (in billions of cubic feet)    4.0    0.7  3.2


    Coal Procurement Program

    Depending on coal-fired generating unit availability and the degree to which the units are dispatched, NEP's 1995 coal requirements should range between 3.2 and 3.5 million tons. NEP obtains its domestic coal under contracts of varying lengths and on a spot basis from domestic coal producers in Kentucky, West Virginia, and Virginia, and from mines in Colombia and Venezuela. Two different rail systems (CSX and Norfolk Southern) transport coal from domestic sources to loading ports on the east coast. NEP's coal is transported from east coast ports by ocean-going collier to Brayton Point and Salem Harbor. NEP has a term charter with the Energy Independence, a self-unloading collier, which carries most of NEP's U.S. coal and a portion of foreign coal. NEP has delivered a rejectable purchase offer and notice of termination to the present owner of the Energy Independence. This would allow NEP to purchase the Energy Independence from the present owner, sell it to a third party, and charter it from the third party. NEP has also signed a new sale agreement and a new time charter with a third party. The current ship owner is arbitrating this matter. NEP also charters other coal-carrying vessels for the balance of foreign coal, and presently has a contract of affreightment with Canada Steamship Lines, International. As protection against interruptions in coal deliveries, NEP maintained average coal inventories at its generating stations during 1994 of 30 to 50 days.

    To meet environmental requirements, NEP uses coal with a relatively low sulphur content. NEP's average price for coal burned, including transportation costs, calculated on a 26 million Btu per ton basis, was $44.15 in 1992, $43.53 per ton in 1993, and $42.90 in 1994. Based on a 42 gallon barrel of oil producing 6.3 million Btu's, these coal prices were equivalent to approximately $10.70 per barrel of oil in 1992, $10.57 in 1993, and $10.41 in
1994.

    Oil Procurement Program

    Depending on unit availability, dispatch, and the relationship of oil and gas prices, the System's 1995 oil requirements are expected to be approximately 1.0 to 3.0 million barrels. The System obtains its oil requirements through contracts with oil suppliers and purchases on the spot market. Current contracts provide for minimum purchases of 1.8 million barrels in the contract years at market related prices. The System currently has a total storage capacity for approximately 1.5 million barrels of residual and diesel fuel oil. The System's average cost of oil burned, calculated on a 6.3 million Btu per barrel basis, was $12.68 in 1992, $13.30 in 1993, and $13.17 in 1994.

    Natural Gas

    NEP uses natural gas at Brayton Point Unit 4 (Brayton 4) when gas is priced less than residual fuel oil. Brayton 1, 2, and 3 also have limited capability to co-fire natural gas with coal. Gas was burned at Units 9 and 10 at Manchester Street Station until July 1 and October 1, 1994, respectively. By the fourth quarter of 1994, all units at Manchester Street Station were taken out of service for completion of the repowering project. In 1994, approximately 30 billion cubic feet of gas were purchased at an average cost (excluding pipeline demand charges) of $1.96/MMBTU,
4.0 billion cubic feet of which were consumed at Brayton Point and Manchester Street Station. This price was equivalent to approximately $12.34 per barrel of oil.

    The repowered Manchester Street Station will use natural gas year round. The repowered facility could use up to 95 million cubic feet of natural gas per day. See Construction and Financing, page 37.

    NEP's principal service agreements for firm transportation are with the following pipeline companies:

    (1) 60 million cubic feet per day on TransCanada PipeLines, Ltd (TransCanada) from western Canada supply sources to an interconnection with Iroquois Gas Transmission System (Iroquois). Service commenced on November 1, 1992. NEP is currently negotiating the possible release of 15 million cubic feet per day of the TransCanada service.

    (2) 60 million cubic feet per day on Iroquois to an interconnection with Tennessee Gas Pipeline Company
        (Tennessee).  Service commenced on November 1, 1993.

    (3) 60 million cubic feet per day on Tennessee to an interconnection with Algonquin Gas Transmission Company
        (Algonquin).  Service commenced on November 1, 1993.

    (4) 60 million cubic feet per day on Algonquin to NEP's facilities. Service commenced on November 1, 1993.

    (5) 60 million cubic feet per day on ANR Pipeline Company
        (ANR) from mid-continent supply sources to an interconnection with Columbia Gas Transmission
        (Columbia).  Service commenced on January 23, 1995.

    (6) 60 million cubic feet per day on Columbia Gas Transmission Company (Columbia) to an interconnection with Algonquin.
        Service commenced on January 23, 1995.

    (7) 35 million cubic feet per day on Algonquin to NEP's facilities. Service commenced on January 23, 1995.

    (8) 120 million cubic feet per day on an Algonquin lateral for deliveries to Brayton Point Station. Service commenced in December 1991.

    Service under contracts with four Canadian natural gas suppliers for a total of 60 million cubic feet per day commenced on November 1, 1993. One of those supply contracts, for 15 million cubic feet per day, has been terminated effective April 1, 1995. NEP has not signed any long-term supply arrangements with mid-continent producers. In addition, NEP has a 7.5 million cubic feet per day supply contract with Distrigas Corporation of Massachusetts (DOMAC). Service is expected to commence with commercial operation of the repowered Manchester Street Station.

    Service under the pipeline agreements listed above and the DOMAC supply contract require minimum fixed payments. NEP's minimum fixed payments under all pipeline and supply agreements (including those listed above) are currently estimated to be approximately $65 million in 1995, and $70 million per year during 1996 to 1999. The amount of the fixed payments is subject to FERC regulation and will depend on FERC actions affecting the rates on each of the pipelines.

    As part of its W-12 rate settlement, NEP is recovering 50% of the fixed payments associated with its principal firm service agreements through its current fuel clause and deferring the recovery of the remaining 50% until the Manchester Street Station repowering project is completed. It is scheduled for completion in late 1995. NEP has deferred payments of approximately $36 million as of December 31, 1994. NEP has been using a portion of its pipeline capacity to sell natural gas. Proceeds from the sale of natural gas and pipeline capacity of $55 million and $21 million in 1994 and 1993, respectively, have been passed to customers through NEP's fuel clause.

    Nuclear Fuel Supply

    As noted above, NEP participates with other New England utilities in the ownership of several nuclear units. See Nuclear
Units, page 24. The utilities responsible for supply for these units are not experiencing any difficulty in obtaining commitments for the supply of each element of the nuclear fuel cycle.

Non-Utility Power Producer Information

    The System companies purchase a portion of the electricity generated by, or provide back-up or standard service to, 139 small power producers, cogenerators, or independent power producers (a total of 5,207,000 MWh of purchases in 1994). As of December 31,

1994, these non-utility generation sources include 27 low-head hydroelectric plants, 51 wind or solar generators, seven waste to energy facilities, 51 cogenerators, and three independent power producers. The total capacity of these sources is as follows:

                                 In Service  Future Projects
                                 (12/31/94)  Under Contract
    Source                          (MW)          (MW)
    ------                       ----------  ---------------
    Hydro                            36             -
    Wind                              -            20
    Waste to Energy                 173            16
    Cogeneration                    321             -
    Independent Power Producers     440             -
                                   ----            --
         Total                      970            36


    The in-service amount includes 735 MW of long-term capacity, 99 MW of short-term capacity, and 136 MW treated as load reductions and includes the Ocean State Power contracts discussed below.

    Ocean State Power

    Ocean State Power (OSP) and Ocean State Power II (OSP II) are general partnerships that own and operate a two unit gas-fired combined cycle electric power plant in Burrillville, R.I.
Resources is a general partner with a 20% interest in both OSP and OSP II and had an equity investment of approximately $34 million at December 31, 1994. The first unit began commercial operation on December 31, 1990 and the second unit went into service on October 1, 1991. The two units have a combined winter net electrical capability of approximately 562 MW. Each unit's capacity and energy output is sold under 20-year unit power agreements to a group of New England utilities, including NEP, which has contracts for 48.5% of the output of each unit. NEP is required to make certain minimum fixed payments to cover capital and fixed operating costs of these units in amounts estimated to be $75 million per year.

    Interconnection with Quebec

    NEET, Mass. Hydro, and New Hampshire Hydro own and operate, on behalf of NEPOOL participants in the project, a 450 kV direct current (DC) transmission line and related terminals to interconnect the New England and Quebec transmission systems (the Interconnection). The transfer capability of the Interconnection is 2,000 MW. Recent changes in operating limits implemented by the New York Power Pool may restrict the effective transfer capability to a lower level during peak periods. NEPOOL members purchase from and sell energy to Hydro-Quebec pursuant to several agreements.
The principal agreement calls for NEPOOL members to purchase 7 billion KWH of energy each year for ten years (the Firm Energy Contract). Purchases under the Firm Energy Contract totaled over
6.4 billion KWH in 1994.

    NEP is a participant in both the Phase I and Phase II projects of the Interconnection. NEP's participation percentage in both projects is approximately 18%. NEP and the other participants have entered into support agreements that end in 2020, to pay monthly their proportionate share of the total cost of constructing, owning, and operating the transmission facilities. NEP accounts for these support agreements as capital leases and accordingly recorded approximately $78 million in utility plant at December 31, 1994. Under the support agreements, NEP has agreed, in conjunction with any Phase II project debt financing, to guarantee its share of project debt. At December 31, 1994, NEP had guaranteed approximately $32 million. In the event any Interconnection facilities are abandoned for any reason, each participant is contractually committed to pay its pro-rata share of the net investment in the abandoned facilities.

Nuclear Units

    General

    NEP is a stockholder of Yankee Atomic Electric Company (Yankee Atomic), Vermont Yankee Nuclear Power Corporation (Vermont Yankee), Maine Yankee Atomic Power Company (Maine Yankee), and Connecticut Yankee Atomic Power Company (Connecticut Yankee). Each of these companies (collectively referred to as the Yankee Companies) owns a single nuclear generating unit. In addition, NEP is a joint owner of the Millstone 3 nuclear generating unit in Connecticut and the Seabrook 1 nuclear generating unit in New Hampshire. Millstone 3 and Seabrook 1 are operated by subsidiaries of Northeast Utilities (NU). NEP pays its proportionate share of costs and receives its proportionate share of each unit's output. NEP's interest and investment in each of the Yankee Companies, Millstone 3, and Seabrook 1 and the net capability of each plant are as follows:

                                                       Equity
                                         Net         Investment
                                      Capability     (12/31/94)
                          Interest       (MW)       (in millions)
                          --------    ----------    -------------
     Yankee Atomic         30.0%           *            $ 7
     Vermont Yankee        20.0%          94             10
     Maine Yankee          20.0%         158             14
     Connecticut Yankee    15.0%          87             15
                                        ----           ----
       Subtotal                          339            $46

                                                    Net Investment
                                                      in Plant**
                                                     (12/31/94)
                                                    (in millions)
                                                    -------------
     Millstone 3           12.2%         140            $392
     Seabrook 1             9.9%         115              80
                                        ----            ----
       Subtotal                          255            $472
                                        ----
       Total                             594
                                        ====

      *Operations permanently ceased
     **Excludes nuclear fuel

    NEP has a 30% ownership interest in Yankee Atomic which owns a 185 megawatt nuclear generating station in Rowe, Massachusetts. The station began commercial service in 1960. In February 1992, the Yankee Atomic board of directors decided to permanently cease power operation of the facility and to proceed with decommissioning.

    In March 1993, the FERC approved a settlement agreement that allows Yankee Atomic to recover all but $3 million of its approximately $50 million remaining investment in the plant over the period extending to July 2000, when the plant's Nuclear Regulatory Commission (NRC) operating license would have expired. Yankee Atomic recorded the $3 million before-tax write-down in 1992. The settlement agreement also allows Yankee Atomic to earn a return on the unrecovered balance during the recovery period and to recover other costs, including an increased level of decommissioning costs, over this same period. Decommissioning cost recovery increased from $6 million per year to $27 million per year for the period 1993 to 1995. In the fourth quarter of 1994, Yankee announced a new decommissioning cost estimate that, subject to approval by the FERC, would increase billings to NEP by an additional $11 million per year through July 2000.

    NEP has recorded an estimate of its entire future payment obligations to Yankee Atomic as a liability on its balance sheet and an offsetting regulatory asset reflecting its expected future rate recovery of such costs. This liability and related regulatory asset amounted to approximately $122 million each at December 31, 1994.

    NEP purchases the output of the other Yankee nuclear electric generating plants in the same percentages as its stock ownership of the Yankee Companies, less small entitlements taken by municipal utilities for Maine Yankee and Vermont Yankee. NEP has power contracts with each Yankee Company that require NEP to pay an amount equal to its share of total fixed and operating costs (including decommissioning costs) of the plant plus a return on equity.

    The stockholders of three Yankee Companies (Vermont Yankee, Maine Yankee, and Connecticut Yankee) have agreed, subject to regulatory approval, to provide capital requirements in the same proportion as their ownership percentages of the particular Yankee Company.

    There is widespread concern about the safety of nuclear generating plants. The NRC regularly reviews the adequacy of its comprehensive requirements for nuclear plants. Many local, state, and national public officials have expressed their opposition to nuclear power in general and to the continued operation of nuclear power plants. It is possible that this controversy will result in cost increases and modifications to, or premature shutdown of, the operating nuclear units in which NEP has an interest.

    On three occasions (most recently in 1987), referenda appeared on the ballot in Maine that, if passed, would have required the prompt shutdown of Maine Yankee. All the referenda were defeated. There is no assurance that similar measures will not appear on future ballots.

    Aging Units

    The remaining Yankee plants may experience age-related deterioration of essential plant equipment or facilities. To the extent that costly repair, replacement, or maintenance becomes necessary due to such deterioration, the overall economics of the unit would have to be re-evaluated and early shut-down of such units could occur, as was the case with the Yankee Atomic plant.

    Since January 1995, the Maine Yankee nuclear generating unit has been shut down for refueling and inspection. On the basis of preliminary results of testing and analysis performed during this shutdown, Maine Yankee has detected substantially greater deterioration of its steam generator tubes than had been previously found. Maine Yankee announced on March 27, 1995 that the unit will remain off-line in an extended outage to review and address the condition of its steam generators. At a minimum, the unit is expected to be shutdown for several months. Until this review is completed and options are considered, Maine Yankee is unable to assess the impact of this development on the overall economics of the unit, and NEP is, therefore, unable to predict what courses of action may be taken with respect to the future of the unit.

    Decommissioning

    Each of the Yankee Companies includes charges for all or a portion of decommissioning costs in its cost of energy. These charges vary depending upon rate treatment, the method of decommissioning assumed, economic assumptions, site and unit specific variables, and other factors. Any increase in these charges is subject to FERC approval.

    Each of the operating nuclear units has established decommissioning trust funds or escrow funds into which payments are being made to meet the projected cost of decommissioning its plant. If any of the units were shut down prior to the end of its operating license, the funds collected for decommissioning to that point would be insufficient. Estimates of NEP's pro-rata share (based on ownership) of decommissioning costs, NEP's share of the actual book values of decommissioning fund balances set aside for each unit at December 31, 1994 (in millions of dollars), and the expiration date of the operating license of each plant are as follows:

                             NEP's share of
                      -----------------------------
                         Estimated
                      Decommissioning      Fund       License
                           Costs       Balances (1)  Expiration
       Unit             (in 1994 $)     (12/31/94)     Date
       ----           ---------------  ------------  ----------

  Yankee Atomic (2)         $74            $29          --
  Connecticut Yankee        $53            $22         2007
  Maine Yankee              $66            $22         2008
  Vermont Yankee            $66            $23         2012
  Millstone 3               $53            $11         2025
  Seabrook 1                $36            $ 4         2026

  (1) Certain additional amounts are anticipated to be available through tax deductions.

  (2) The estimated cost of decommissioning for Yankee Atomic reflects the benefit of the component removal project (CRP) for which decommissioning funds were spent in 1993 and 1994.

    NEP is currently collecting through rates amounts for decommissioning based upon cost estimates and funding methodologies authorized by FERC. Such estimates are determined periodically for each plant and may not reflect the current projected cost of decommissioning.

    There is no assurance that decommissioning costs actually incurred by the Yankee Companies, Millstone 3, or Seabrook 1 will not substantially exceed these amounts. For example, current decommissioning cost estimates assume the availability of permanent repositories for both low-level and high-level nuclear waste which do not currently exist. NRC rules require that reasonable assurance be provided that adequate funds will be available for the decommissioning of commercial nuclear power plants. The rule establishes minimum funding levels that licensees must satisfy. Each of the units in which NEP has an interest has filed a report with the NRC providing assurance that funds will be available to decommission the facility.

    A Maine statute provides that if both Maine Yankee and its decommissioning trust fund have insufficient assets to pay for the plant decommissioning, the owners of Maine Yankee are jointly and severally liable for the shortfall. The definition of owner under the statute covers NEP and may cover companies affiliated with it. NEP and the Retail Companies cannot determine, at this time, the constitutionality, applicability, or effect of this statute. If NEP or the Retail Companies were required to make payments under this statute, they would assess their legal remedies at that time. In any event, NEP and the Retail Companies would attempt to recover through rates any payments required. If any claim in excess of NEP's ownership share were enforced against a NEES company, that company would seek reimbursement from any other Maine Yankee stockholder which failed to pay its share of such costs.

    High-Level Waste Disposal

    The Nuclear Waste Policy Act of 1982 provides a framework and timetable for selection of sites for repositories of high-level radioactive waste (spent nuclear fuel) from United States nuclear plants. The DOE has entered into contracts with the Yankee Companies, the Millstone 3 joint owners, and the Seabrook 1 joint owners for acceptance of title to, and transportation and storage of, this waste. Under these contracts, each operating unit will pay fees to the DOE to cover the development and creation of waste repositories. Fees for fuel burned since April 1983 have been collected by the DOE on an ongoing basis at the rate of one tenth of a cent per KWH of net generation. Fees for generation up through April 1983 were determined by the DOE as follows:
$13.2 million for Yankee Atomic, $48.7 million for Connecticut Yankee, $50.4 million for Maine Yankee, and $39.3 million for Vermont Yankee. Neither Millstone 3 nor Seabrook 1 has been assessed any fees for fuel burned through April 1983, because they did not enter commercial operation until 1986 and 1990, respectively.

    The Yankee Companies had several options to pay these fees. Yankee Atomic paid its fee to the DOE for the period through April 1983. The other three Yankee Companies elected to defer payment until a future date, thereby incurring interest expense. However, payment to the DOE must occur prior to the first delivery of spent fuel. Connecticut, Maine, and Vermont Yankee have segregated a portion of their respective DOE obligations in external accounts. The remainder of the funds have been used to support general capital requirements. All expect to separately fund in full in external accounts their DOE obligation (including accrued interest) prior to payment to the DOE. To the extent that any of the three Yankee Companies is unable to fully meet its DOE obligation at the prescribed time, NEP might be required to provide additional funds.

    Prior to such time that the DOE takes delivery of a plant's spent nuclear fuel, it is stored on site in spent fuel pools. Connecticut Yankee and Maine Yankee are in the process of reconfiguring their spent fuel pools to allow for additional storage capability. Upon successful completion of the reconfiguring, each plant will have sufficient spent fuel pool capacity to support plant operation through the expiration of its respective current NRC license. Millstone 3 will be able to maintain a full core discharge capability through the end of its current license. Seabrook 1's current licensed storage capacity is adequate until at least 2010. Vermont Yankee is able to maintain a full core discharge capability until 2001. Yankee Atomic has adequate on-site storage capacity for all its spent fuel.

    Federal legislation enacted in December 1987 directed the DOE to proceed with the studies necessary to develop and operate a permanent high-level waste disposal site at Yucca Mountain, Nevada. There is local opposition to development of this site. Although originally scheduled to open in 1998, the DOE currently estimates that the permanent disposal site is not expected to open before 2010, a date the DOE has defined as optimistic. The U.S. General Accounting Office has targeted 2015 as a more realistic date for the operation of the facility. In June 1994, 20 states and 14 utilities filed lawsuits in the U.S. Court of Appeals for the District of Columbia Circuit demanding that the DOE meet its obligation to take spent nuclear fuel by 1998.


    The legislation also provides for the development of a Monitored Retrievable Storage (MRS) facility and abandons plans to identify and select a second, permanent disposal site. An MRS facility would provide temporary storage for high-level waste prior to eventual permanent disposal. It is not known when an MRS facility would begin accepting deliveries. Additional delays due to political and technical problems are likely. It is extremely unlikely deliveries would be accepted prior to 1999.

    The Mescalero Apache Tribe, backed by substantial utility interest, has proposed constructing a commercial MRS facility on Mescalero land in New Mexico. In an initial vote in January 1995, the Mescalero Tribe rejected the proposal. However, on March 9, 1995, another vote was taken in response to a petition signed by tribal members and the proposal was approved. An estimated facility opening date in 2001 is dependent upon the completion and approval of environmental studies and obtaining an NRC license.

    Federal authorities have deferred indefinitely the commercial reprocessing of spent nuclear fuel.

    Low-Level Waste Disposal

    In 1986, the Low-Level Radioactive Waste Policy Amendments Act was enacted by Congress. This statute set a time limit of December 31, 1992 beyond which disposal of low-level waste at any of the three existing sites would be impermissible. Under the statute, individual states are responsible for finding local sites for disposal or forming regional disposal compacts by defined milestone dates. Extensions were provided for generators in states making progress toward developing their own disposal facilities.

    None of the states in which NEP holds an interest in a nuclear facility has met the statutory milestones toward developing disposal sites. Since June 30, 1994, all existing low-level waste disposal sites have been closed permanently to non-regional wastes.

    The states of Maine and Vermont have established a compact with Texas for the disposal of low-level waste in Hudspeth County, Texas. The compact agreement has been approved in all three states and is now before the U.S. Congress. Assuming Congressional approval, the site is scheduled to begin accepting waste during 1997. Maine Yankee and Vermont Yankee will continue to store low-level waste on-site until that time. The compact releases Maine and Vermont from having to site an in-state disposal facility. Connecticut, Massachusetts, and New Hampshire are still required to pursue local or regional low-level waste disposal facilities.
Until each of these states has access to a disposal site, Connecticut Yankee, Millstone 3, Seabrook and Yankee Atomic will take the necessary measures to continue to store low-level waste on-site.

    Nuclear Insurance

    The Price-Anderson Act limits the amount of liability claims that would have to be paid in the event of a single incident at a nuclear plant to $8.9 billion (based upon 110 licensed reactors). The maximum amount of commercially available insurance coverage to pay such claims is only $200 million. The remaining $8.7 billion would be provided by an assessment of up to $79.3 million per incident levied on each of the nuclear units in the United States, subject to a maximum assessment of $10 million per incident per nuclear unit in any year. The maximum assessment, which was most recently calculated in 1993, is to be adjusted at least every five years to reflect inflationary changes. NEP's current interest in the Yankee Companies (excluding Yankee Atomic), Millstone 3, and Seabrook 1 would subject NEP to a $58.0 million maximum assessment per incident. NEP's payment of any such assessment would be limited to a maximum of $7.3 million per incident per year. As a result of the permanent cessation of power operation of the Yankee Atomic plant, Yankee Atomic has received from the NRC a partial exemption from obligations under the Price-Anderson Act. However, Yankee Atomic must continue to maintain $100 million of commercially available nuclear insurance coverage.

    Each of the nuclear units in which NEP has an ownership interest also carries nuclear insurance to cover the costs of property damage, decontamination or premature decommissioning and workers' claims resulting from a nuclear incident. These policies may require additional premium assessments if losses relating to nuclear incidents at units covered by this insurance occurring in a prior six year period exceed the accumulated funds available. NEP's maximum potential exposure for these assessments, directly, or indirectly through purchased power payments to the Yankees, is approximately $17 million per year.

    Other Items

    Federal legislation requires emergency response plans, approved by federal authorities, for nuclear generating units. The Yankee
Companies, Seabrook 1, and Millstone 3 are not currently experiencing difficulty in maintaining approval of their emergency response plans.


              REGULATORY AND ENVIRONMENTAL MATTERS

Regulation

    Numerous activities of NEES and its subsidiaries are subject to regulation by various federal agencies. Under the 1935 Act, many transactions of NEES and its subsidiaries are subject to the jurisdiction of the Securities and Exchange Commission (SEC). With the intensifying competitive pressures within the electric utility industry, there has been increasing debate about modifying or repealing the 1935 Act. The System supports its repeal. (See Competitive Conditions, page 7). Under the Federal Power Act, certain electric subsidiaries of NEES are subject to the jurisdiction of the FERC with respect to rates, accounting, and hydroelectric facilities. In addition, the NRC has broad jurisdiction over nuclear units and federal environmental agencies have broad jurisdiction over environmental matters. The electric utility subsidiaries of NEES are also subject to the jurisdiction of regulatory bodies of the states and municipalities in which they operate.

    For more information, see: RATES, page 10, Nuclear Units, page 24, RESOURCE PLANNING, page 36, Fuel for Generation, page 20,
Environmental Requirements, page 32, and OIL AND GAS OPERATIONS, page 42.

Hydroelectric Project Licensing

    NEP is the largest operator of conventional hydroelectric facilities in New England. Most of NEP's hydroelectric projects are licensed by the FERC. These licenses expire periodically and the projects must be relicensed at that time. NEP's present licenses expire over a period from 2001 to 2020, excluding the Deerfield River Project discussed below. Upon expiration of a FERC license for a hydro project, the project may be taken over by the United States or licensed to the existing, or a new licensee. If the project were taken over, the existing licensee would receive an amount equal to the lesser of (i) fair value of the project or
(ii) original cost less depreciation and amounts held in amortization reserves, plus in either case severance damages. The net book value of NEP's hydroelectric projects was $239 million as of December 31, 1994.

    In the event that a new license is not issued when the existing license expires, FERC must issue annual licenses to the existing licensee which will allow the project to continue operation until a new license is issued. A new license for a project may incorporate operational restrictions and requirements for additional non-power facilities (e.g., fish passage or recreational facilities) that could affect operation of the project, and may also require additional capital investment. For example, NEP has previously received new licenses for projects on the Connecticut River that involved construction of an extensive system of fish ladders.

    The license for the 84 MW Deerfield River Project expired at the end of 1993. NEP filed an application for a new license in 1991, which is still under review. NEP has signed, with 12 governmental agencies and advocacy groups, an Offer of Settlement which embodies operational, environmental and recreational conditions acceptable to the parties. NEP has received water quality certifications from the Commonwealth of Massachusetts and the State of Vermont needed to complete the FERC relicensing processing. In Vermont the certificate has been appealed by two advocacy groups who did not participate in the Offer of Settlement process. FERC has issued NEP an annual license to continue operation of the project under the terms and conditions of the expired license until a new license issues or other disposition of the project takes place.

    The next NEP project to require a new license will be the 368 MW Fifteen Mile Falls Project on the Connecticut River in New Hampshire and Vermont. This license expires in 2001. The formal process of preparing an application for a new license will begin in 1996.

    In a recent policy statement, FERC asserted that it has authority over the decommissioning of licensed hydroelectric projects being abandoned or denied a new license. If a project is to be decommissioned, the licensee may incur substantial costs.

Environmental Requirements

    Existing Operations

    The NEES subsidiaries are subject to federal, state, and local environmental regulation of, among other things: wetlands and flood plains; air and water quality; storage, transportation, and disposal of hazardous wastes and substances; underground storage tanks; and land-use. It is likely that the stringency of environmental regulation affecting the System and its operations will increase in the future.

    Siting and Construction Activities for New Facilities

    All New England states require, in certain circumstances, regulatory approval for site selection or construction of electric generating and major transmission facilities. Connecticut, Maine, Massachusetts, New Hampshire, and Rhode Island also have programs of coastal zone management that might restrict construction of power plants and other electrical facilities in, or potentially affecting, coastal areas. All agencies of the federal government must prepare a detailed statement of the environmental impact of all major federal actions significantly affecting the quality of the environment. The New England states have environmental laws which require project proponents to prepare reports of the environmental impact of certain proposed actions for review by various agencies. Except for the Manchester Street Station repowering project, the System is not currently constructing generating plants or major transmission facilities.

    Environmental Expenditures

    Total System capital expenditures for environmental protection facilities have been substantial. System capital expenditures for such facilities amounted to approximately $31 million in 1992, $23 million in 1993, and $51 in 1994, including expenditures by NEP of $28 million, $14 million, and $44 million, respectively, for those years. The System estimates that total capital expenditures for environmental protection facilities will be approximately $43 million in 1995 ($36 million by NEP) and $24 million in 1996 ($17 million by NEP).

    Hazardous Substances

    The Federal Comprehensive Environmental Response, Compensation and Liability Act, more commonly known as the "Superfund" law, imposes strict, joint and several liability, regardless of fault, for remediation of property contaminated with hazardous substances. A number of states, including Massachusetts, have enacted similar laws.

     The electric utility industry typically utilizes and/or generates in its operations a range of potentially hazardous products and by-products. NEES subsidiaries currently have in place an environmental audit program intended to enhance compliance with existing federal, state, and local requirements regarding the handling of potentially hazardous products and by-products.

     NEES and/or its subsidiaries have been named as a potentially responsible party (PRP) by either the U.S. Environmental Protection Agency (EPA) or the Massachusetts Department of Environmental Protection for 22 sites at which hazardous waste is alleged to have been disposed. Private parties have also contacted or initiated legal proceedings against NEES and certain subsidiaries regarding hazardous waste cleanup. The most prevalent types of hazardous waste sites with which NEES and its subsidiaries have been associated with are manufactured gas locations. (Until the early 1970s, NEES was a combined electric and gas holding company system.) NEES is aware of approximately 40 such locations (including seven of the 22 locations for which NEES and/or its subsidiaries is a PRP) mostly located in Massachusetts. NEES and its subsidiaries are currently aware of other sites, and may in the future become aware of additional sites, that they may be held responsible for remediating.

    NEES has been notified by the EPA that it is one of several PRPs for cleanup of the Pine Street Canal Superfund site in Burlington, Vermont, at which coal tar and other materials were deposited. Between 1931 and 1951, NEES and its predecessor owned all of the common stock of Green Mountain Power Corporation (GMP). Prior to, during, and after that time, gas was manufactured at the Pine Street Canal site by GMP. In 1989, NEES was one of 14 parties required to pay the EPA's past response costs related to this site. NEES remains a PRP for ongoing and future response costs. In November 1992, the EPA proposed a cleanup plan estimated by the EPA to cost $50 million. In June 1993, the EPA withdrew this cleanup plan in response to public concern about the plan and its cost. It is uncertain at this time what the cost of any ultimate cleanup plan will be or what NEES' share of such cost will be.

    In 1993, the MDPU approved a rate agreement filed by Massachusetts Electric that allows for remediation costs of former manufactured gas sites and certain other hazardous waste sites located in Massachusetts to be met from a non-rate recoverable interest-bearing fund of $30 million established on Massachusetts Electric's books. Rate recoverable contributions of $3 million, adjusted for inflation, are added to the fund annually in accordance with the agreement. Any shortfalls in the fund would be paid by Massachusetts Electric and be recovered through rates over seven years.

    Predicting the potential costs to investigate and remediate hazardous waste sites continues to be difficult. There are also significant uncertainties as to the portion, if any, of the investigation and remediation costs of any particular hazardous waste site that may ultimately be borne by NEES or its subsidiaries. Where appropriate, NEES and its subsidiaries intend to seek recovery from their insurers and from other PRPs, but it is uncertain whether and to what extent such efforts would be successful. At December 31, 1994, NEES and its subsidiaries had total reserves for environmental response costs of $45 million and a related regulatory asset of $13 million. NEES believes that hazardous waste liabilities for all sites of which it is aware, and which are not covered by a rate agreement, will not be material to its financial position.

    Electric and Magnetic Fields (EMF)

    In recent years, concerns have been raised about whether EMF, which occur near transmission and distribution lines as well as near household wiring and appliances, cause or contribute to adverse health effects. Numerous studies on the effects of these fields, some of them sponsored by electric utilities (including the System), have been conducted and are continuing. Some of the studies have suggested associations between certain EMF and health effects, including various types of cancer, while other studies have not substantiated such associations. It is impossible to predict the ultimate impact on the System and the electric utility industry if further investigations were to demonstrate that the present electricity delivery system is contributing to increased risk of cancer or other health problems.

    Many utilities, including System companies, have been contacted by customers regarding a potential relationship between EMF and adverse health effects. To date, no court in the United States has ruled that EMF from electric facilities cause adverse health effects and no utility has been found liable for personal injuries alleged to have been caused by EMF. In any event, System companies believe that they currently have adequate insurance coverage for personal injury claims.

    Several state courts have recognized a cause of action for damage to property values in transmission line condemnation cases based on the fear that power lines cause cancer. It is difficult to predict what the impact on the System would be if this cause of action is recognized in the states in which the System operates and in contexts other than condemnation cases.

    Bills have been introduced unsuccessfully in the past in the Rhode Island Legislature to require that transmission lines be placed underground. Legislation has been introduced in Massachusetts that, if passed, would require state agencies to study existing EMF-related research and make recommendations for further legislation.

    Air

    Approximately 45 percent of NEP's electricity is produced at eight older thermal generating units in Massachusetts. Six are principally fueled by coal, one by oil, and one by oil and gas.
The federal Clean Air Act requires significant reduction in utility sulfur dioxide (SO2) and nitrogen oxides (NOx) emissions that result from burning fossil fuels by the year 2000 to reduce acid rain and ground-level ozone (smog).

    NEP is reducing SO2 emissions under Phase 1 of the federal acid rain program that became effective in 1995. NEP is also subject to Massachusetts SO2 and NOx reduction regulations taking effect in 1995. The SO2 and NOx reductions that are being made to meet 1995 requirements have resulted in one-time operation and maintenance costs of $16 million and capital costs of $88 million through December 31, 1994. Additional expenditures in 1995 are expected to be less than $10 million and $30 million, respectively. Depending on fuel prices, NEP also expects to incur up to $5 million annually in increased costs to purchase cleaner fuels to meet SO2 emission reduction requirements.

    All eight of NEP's thermal units will be subject to Phase 2 of the federal and state acid rain regulations that become effective in 2000. NEP believes that the SO2 controls already installed for the 1995 requirements will satisfy the Phase 2 acid rain regulations.

    In connection with the federal ozone emission requirements, state environmental agencies in ozone non-attainment areas are developing a second phase of NOx reduction regulations that would have to be fully implemented by NEP no later than 1999. While the exact costs are not known, NEP estimates that the cost of implementing these regulations would not jeopardize continued operation of NEP's units.

    The generation of electricity from fossil fuel also emits trace amounts of certain hazardous air pollutants and fine particulates. An EPA study of utility hazardous air pollutant emissions will be completed in 1995. The study's conclusions could lead to new emission standards requiring costly controls or fuel restrictions on NEP plants. At this time, NEES and its subsidiaries cannot estimate the impact the findings of this research might have on NEP's operations.

    Under the System's own 1993 corporate resource plan, also known as NEESPLAN 4, the System has a goal to reduce CO2, SOx, and NOx emissions by 2000 to 20%, 60%, and 60%, respectively, below 1990 levels. Consistent with these goals, NEP has committed to a 20% reduction in CO2 by 2000 as part of President Clinton's Global Climate Challenge.

    Water

    The federal Clean Water Act prohibits the discharge of any pollutant (including heat), except in compliance with a discharge permit issued by the states or the EPA for a term of no more than five years. NEP and Narragansett have received required permits for all their steam-generating plants. NEET has received its required surface water discharge permits for all of its current operations.

    NEES facilities store substantial amounts of oil and are required to have spill prevention control and counter-measure
(SPCC) plans. Currently, major System facilities such as Brayton Point and Salem Harbor have up-to-date SPCC plans. A comprehensive study of smaller facilities has been completed to determine the appropriate plans for these facilities and a five-year implementation plan is underway.

    Nuclear

    The NRC, along with other federal and state agencies, has extensive regulations pertaining to environmental aspects of nuclear reactors. Safety aspects of nuclear reactors, including design controls and inspection programs to mitigate any possibility of nuclear accidents and to reduce any damages therefrom, are also subject to NRC regulation. See Nuclear Units, page 24.


                        RESOURCE PLANNING

Corporate Resource Plans

    In 1993, the Retail Companies, working with the public utility regulatory commissions in Massachusetts, Rhode Island, and New Hampshire, developed a coordinated process for reviews by the three states of the System's resource plan, including any major new resource commitments. The Retail Companies' most recent integrated resource plan, filed in 1994 with the three state commissions, predicts that future resource additions from the Manchester Street Station repowering project described below and contracts with non-utility generators along with the continued demand-side management programs will meet NEP's resource needs until 2002. (See Competitive Conditions, page 7, for a discussion of the treatment of existing and future generation in a more competitive environment.) Settlement agreements regarding the Retail Companies' integrated resource plan have been approved by all three state commissions.

Construction and Financing

    The NEES subsidiaries' major construction project is the repowering of the Manchester Street Station, a 140 MW electric generating station in Providence, R.I. The joint Narragansett/NEP project began in 1992 and remains on schedule and within budget, with an expected in-service date of late 1995.

    Narragansett and NEP operated three steam electric generating units of approximately 45 MW each which went into service at Manchester Street Station in the 1940s. During 1992, NEP acquired a 90% interest in the site and the Station in anticipation of the repowering project. As part of the repowering project, three new combustion turbines and heat recovery steam generators are being added to the Station, replacing the existing boilers. The existing steam turbines are being replaced with new and more efficient turbines of slightly larger capacity. The fuel for generation, which was primarily residual oil, will be replaced with natural gas, using distillate oil as an emergency backup. See Fuel for Generation, page 20.

    Repowering will more than triple the power generation capacity of Manchester Street Station to approximately 489 MW, and substantially increase the plant's thermal efficiency. It is expected that the plant's capacity factor will also increase. Certain air emissions are projected to decrease relative to historical levels because of the change in fuels and the increase in efficiency.

    Substantial additions to Narragansett's high voltage transmission network were necessary in order to accommodate the output of the plant. Two 7-mile 115 kV underground transmission cables (located primarily in public ways) are in service, which will connect the repowered station to existing 115 kV lines at a new substation. Total cost for the generating station is estimated to be approximately $520 million, including AFDC. In addition, related transmission work, which is principally the responsibility of Narragansett, will cost approximately $60 million and was placed in service in the third quarter of 1994. At December 31, 1994, $353 million, including AFDC, has been spent on the project which includes the related transmission work. Substantial commitments have been made relative to future planned expenditures for this project.

    Estimated construction expenditures (including nuclear fuel) for the System's electric utility companies are shown below for 1995 through 1997.

    The System conducts a continuing review of its construction and financing programs. These programs and the estimates shown below are subject to revision based upon changes in assumptions as to System load growth, rates of inflation, receipt of adequate and timely rate relief, the availability and timing of regulatory approvals, new environmental and legal or regulatory requirements, total costs of major projects, and the availability and costs of external sources of capital.

    The anticipated capital requirements for oil and gas operations are not included in the table below. See OIL AND GAS OPERATIONS page 42.


                                Estimated Construction Expenditures
                                -----------------------------------
                                  1995   1996    1997    Total
                                  ----   ----    ----    -----
                                    (In Millions - excluding AFDC)

NEP
---

Manchester St. Station Generation 110      40      0      150
Other Generation (1)               40      50     55      145
Other Transmission                 10      25     25       60
                                 ----    ----   ----     ----
  Total NEP                       160     115     80      335
                                 ----    ----   ----     ----

Mass. Electric
--------------

Distribution                      105      95     95      295

Narragansett
------------

Manchester St. Station Generation  10       0      0       10
Manchester St. Station Transmission/
   Substation                       5       0      0        5
Other Transmission                 20      25     15       60
Distribution                       20      25     25       75
                                 ----    ----   ----     ----
  Total Narragansett               55      50     40      150
                                 ----    ----   ----     ----

Granite State
-------------

Distribution                        5       5      5       15
                                 ----    ----   ----     ----

Other                               5      20      5       30
                                 ----    ----   ----     ----

Combined Total
--------------

Manchester St. Station Generation 120 40 0 160 Manchester St. Station Transmission/
   Substation                       5       0      0        5
Other Generation (1)               40      50     55      145
Other Transmission                 30      50     40      120
Distribution                      130     125    125      385
Other                               5      20      5       30
                                 ----    ----   ----     ----
  Grand Total                     330     285    225      845
                                 ----    ----   ----   ------


(1) Includes Nuclear Fuel

    Financing

    The proportion of construction expenditures estimated to be financed by internally generated funds during the period from 1995 to 1997 is:

                      NEP              100%
                      Mass. Electric    75%
                      Narragansett      60%
                      Granite State     80%

    The general practice of the operating subsidiaries of NEES has been to finance construction expenditures in excess of internally generated funds initially by issuing unsecured short-term debt. This short-term debt is subsequently reduced through sales by such subsidiaries of long-term debt securities and preferred stock, and through capital contributions from NEES to the subsidiaries. NEES, in turn, generally has financed capital contributions to the operating subsidiaries through retained earnings and the sale of additional NEES shares. Since April 1991, NEES has been meeting all of the requirements of its dividend reinvestment and common share purchase plan and employee share plans through open market purchases. Under these plans, NEES may revert to the issuance of new common shares at any time.

    The ability of NEP and the Retail Companies to issue short-term debt is limited by regulatory restrictions, by provisions contained in their charters, and by certain debt and other instruments.
Under the charters or by-laws of NEP, Mass. Electric, and Narragansett, short-term debt is limited to 10% of capitalization. The preferred stockholders authorized these limitations to be increased to 20% of capitalization until the late 1990's, at which time the limits will revert to 10% of capitalization. The following table summarizes the short-term debt limits at December 31, 1994, and the amount of outstanding short-term debt and lines of credit and standby bond facilities at such date.

                                      ($ millions)
                                             Lines of Credit/
                                             Standby Bond
                        Limit   Outstanding  Facilities
                        -----   -----------  ----------------

       NEP              320        146           490
       Mass. Electric   141         82            90
       Narragansett      77         30            41
       Granite State     10          3             7

    NEES and certain subsidiaries, with regulatory approval, operate a money pool to more effectively utilize cash resources and to reduce outside short-term borrowings. Short-term borrowing needs are met first by available funds of the money pool participants. Borrowing companies pay interest at a rate designed to approximate the cost of outside short-term borrowings.
Companies which invest in the pool share the interest earned on a basis proportionate to their average monthly investment in the money pool. Funds may be withdrawn from or repaid to the pool at any time without prior notice. At December 31, 1994, NEP, Mass. Electric, and Granite State had money pool borrowings of approximately $17 million, $9 million, and $3 million, respectively.

    In order to issue additional long-term debt and preferred stock, NEP and the Retail Companies must comply with earnings coverage requirements contained in their respective mortgages, note agreements, and preference provisions. The most restrictive of these provisions in each instance generally requires (1) for the issuance of additional mortgage bonds by NEP, Mass. Electric, and Narragansett, for purposes other than the refunding of certain outstanding mortgage bonds, a minimum earnings coverage (before income tax) of twice the pro forma annual interest charges on mortgage bonds, and (2) for the issuance of additional preferred stock by NEP, Mass. Electric, and Narragansett, minimum gross income coverage (after income tax) of one and one-half times pro forma annual interest charges and preferred stock dividends, in each case for a period of twelve consecutive calendar months within the fifteen calendar months immediately preceding the proposed new issue.

    The respective long-term debt and preferred stock coverages of NEP and the Retail Companies under their respective mortgage indentures, note agreements, and preference provisions, are stated in the following table for the past three years:
                                                 Coverage
                                          -----------------------
                                          1994     1993    1992
                                          ----     ----    ----
NEP
---

 General and Refunding Mortgage Bonds      4.13    4.66     4.15
 Preferred Stock                           2.60    2.76     2.80

Mass. Electric
--------------

 First Mortgage Bonds                      3.65    3.15     3.60
 Preferred Stock                           2.02    2.02     2.14

Narragansett
------------

 First Mortgage Bonds                      2.16    2.47     3.79
 Preferred Stock                           1.61    1.78     2.52

Granite State
-------------

 Notes (1)                                 2.26    2.41     2.53

(1)   As defined under the most restrictive note agreement.

Research and Development

    Expenditures for the System's research and development activities totaled $8.9 million, $9.5 million, and $8.3 million in 1992, 1993, and 1994, respectively. Total expenditures are expected to be about $9.9 million in 1995.

    About 40% of these expenditures support the Electric Power Research Institute, which conducts research and development activities on behalf of its sponsors and provides the System with access to a wide range of relevant research results at minimum cost.

    The System also directly funds research projects of a more site-specific concern to the System and its customers. These projects include:

    - creating options to allow the use of
      economically-priced fossil fuels without adversely affecting plant performance, and to insure safe, reliable and environmentally sound production of electric energy at the lowest cost;

    - developing and assessing new information and methods to understand and reduce the environmental impacts of System operations including investigation of offset methods for counterbalancing greenhouse gas emissions away from the source;

    - developing, assessing and demonstrating new generation technologies and fuels that will ensure economic, efficient and environmentally sound production of electric energy in the future;

    - creating options to maintain electric service quality and reliability for customers at the lowest cost; and

    - developing conservation, load control, and rate design measures that will help customers use electric energy more efficiently.


                     OIL AND GAS OPERATIONS

                             GENERAL

    Since 1974, NEEI has engaged in oil and gas exploration and development, primarily through a partnership with Samedan Oil Corporation (Samedan), a subsidiary of Noble Affiliates, Inc. NEEI's oil and gas activities are regulated by the SEC under the 1935 Act.

    Under the terms of the Samedan-NEEI partnership agreement, Samedan is the managing partner and oversees all partnership operations including the sale of production. Effective January 1, 1987, NEEI decided not to acquire new oil and gas prospects due to prevailing and expected oil and natural gas market conditions. This decision did not affect NEEI's interests and commitments in oil and gas properties owned as of December 31, 1986 by the Samedan-NEEI partnership. Samedan continues to explore, develop, and manage these properties on behalf of the partnership. Thus, the results of NEEI's operations are substantially affected by the performance of Samedan. Samedan may elect to terminate the partnership at the end of any calendar year upon one year's prior notice.

    NEEI is required to obtain SEC approval for further investment in these oil and gas properties. On December 20, 1994, the SEC issued an order authorizing NEEI to invest up to $30 million in its partnership with Samedan for the years 1995-1998. NEEI is winding down its oil and gas program. The level of expenditures for exploration and development of existing properties has declined as a result of the decision not to acquire new oil and gas prospects after December 31, 1986.

    NEEI's activities are primarily rate-regulated and consist of all prospects entered into prior to 1984. Savings and losses from this rate-regulated program are being passed on to NEP and ultimately to retail customers, under an intercompany pricing policy (Pricing Policy) approved by the SEC. Due to precipitate declines in oil and gas prices, NEEI has incurred operating losses since 1986 and expects to generate substantial additional losses in the future. NEP's ability to pass such losses on to its customers was favorably resolved in NEP's 1988 FERC rate settlement. This settlement covered all costs incurred by or resulting from commitments made by NEEI through March 1, 1988. Other subsequent costs incurred by NEEI are subject to normal regulatory review. NEEI follows the full cost method of accounting for its oil and gas operations, under which capitalized costs (including interest paid to banks) relating to wells and leases determined to be either commercial or non-commercial are amortized using the unit of production method.

    Due to the Pricing Policy, NEEI's rate-regulated program has not been subject to certain SEC accounting rules, applicable to non-rate-regulated companies, which limit the costs of oil and gas property that can be capitalized. The Pricing Policy has allowed NEEI to capitalize all costs incurred in connection with fuel exploration activities of its rate regulated program, including interest paid to banks of which $10 million, $9 million, and $14 million was capitalized in 1994, 1993, and 1992, respectively. In the absence of the Pricing Policy, the SEC's full cost "ceiling test" rule requires non-rate regulated companies to write-down capitalized costs to a level which approximates the present value of their proved oil and gas reserves. Based on NEEI's 1994 average oil and gas selling prices and NEEI's proved reserves at December 31, 1994, if this test were applied, it would have resulted in a write-down of approximately $120 million after-tax.

                      RESULTS OF OPERATIONS

    Revenues from natural gas sales were lower in 1994 versus 1993 due to decreased production. NEEI expects 1995 natural gas revenues to be lower than 1994 revenues due to lower production and prices. NEEI's 1994 oil and gas exploration and development expenditures were $14 million.

    NEEI's estimated proved reserves decreased from 15.1 million barrels of oil and gas equivalent at December 31, 1993, to
12.4 million barrels of oil and gas equivalent at December 31, 1994. Production, primarily from offshore Gulf properties, decreased reserves by 3.4 million equivalent barrels. Additions and revisions primarily on offshore Gulf properties increased reserves by 0.7 million equivalent barrels.

    Prices received by NEEI for its natural gas from its major producing properties varied considerably during 1994, from approximately $1.41/MCF to $2.29/MCF, due principally to seasonal fluctuations and regional variations in gas prices. NEEI's overall average gas price in 1994 was $1.94/MCF.

    The results of NEEI's oil and gas program will continue to be affected by developments in the world oil market and the domestic market for natural gas, including actions by the federal government and by foreign governments, which may affect the price of oil and gas, the terms of contracts under which gas is sold, and changes in regulation of the domestic interstate gas pipelines.

    The following table summarizes NEEI's crude oil and condensate production in barrels, natural gas production in MCF, and the average sales price per barrel of oil and per MCF of natural gas produced by NEEI during the years ended December 1994, 1993, and 1992, and the average production (lifting) cost per dollar of gross revenues.

                                      Years Ended December 31,
                                 ----------------------------------
                                   1994        1993        1992
                                   ----        ----        ----
Crude oil and condensate
production (barrels)             362,645     477,545     506,428

Natural gas production        18,011,275  19,696,944  21,514,986
(MCF)

Average sales price per
barrel of oil and                 $15.19      $17.76      $19.34
condensate

Average sales price per
MCF of natural gas                 $1.94       $1.96       $1.59

Average production cost
(including severance taxes)
per dollar of gross revenue        $0.12       $0.14       $0.17

                     OIL AND GAS PROPERTIES

    During 1994, principal producing properties, representing approximately 65% of NEEI's 1994 revenues, were (i) a 50% working interest in Brazos Blocks A-52, A-53, A-65, and A-37 located in federal waters offshore Texas, (ii) a 12.5% working interest in Main Pass Blocks 107 and 108, located in Federal waters offshore Louisiana, (iii) a 25% working interest in Main Pass Blocks 93, 94, 102, and 90, located in Federal waters offshore Louisiana, (iv) a 9.7% working interest in Eugene Island Block 24, located in Federal waters offshore Louisiana, and (v) a 15% working interest in Brazos Blocks 399, 400, 412, 413, and 435, located in Federal waters offshore Texas. Other major producing properties during 1994 included a 15% working interest in Eugene Island 28, located in Federal waters offshore Louisiana, a 13.3% working interest in Matagorda Island Block 587, located in Federal waters offshore Texas, a 15% working interest in High Island Blocks 21, 22, 34, 50, and 51, located in Federal waters offshore Texas, and a 3.2% working interest in the Sand Dunes Unit, Derrick Draw Field, Converse County, Wyoming.

    As used in the tables below, (i) a productive well is an exploratory or a development well that is not a dry well, (ii) a dry well is an exploratory or development well found to be incapable of producing either oil or gas in commercial quantities,
(iii) "gross" refers to the total acres or wells in which NEEI has a working interest, and (iv) "net," as applied to acres or wells, refers to gross acres or wells multiplied by the percentage working interest owned by NEEI.

    The following table shows the approximate undeveloped acreage held by NEEI as of December 31, 1994. Undeveloped acreage is acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether such acreage contains proved reserves.


      Location                Gross Acres   Net Acres
      --------                -----------   ---------

      Offshore-Gulf of Mexico     9,995        1,999
      Other                      57,610        9,698
                                -------       ------
           Total                 67,605       11,697

    During the years ended December 31, 1994, 1993, and 1992 NEEI participated in the completion of the following net exploratory and development wells:

                       Net Exploratory Wells Net Development Wells
                       --------------------- ---------------------

     Year Ended          Productive*   Dry     Productive*   Dry
     ----------          ----------    ---     ----------    ---

   December 31, 1994         0          0          1          0

   December 31, 1993         0          2          0          0

   December 31, 1992         2          0          0          0

  *Includes depleted wells

    The following table summarizes the total gross and net productive wells and the approximate total gross and net developed acres, both as of December 31, 1994:


            Oil               Gas              Developed Acres
            ---               ---            ------------------
       Gross   Net        Gross    Net        Gross       Net
       -----   ---        -----    ---       -------    ------

        139     16         558     65       297,096    55,610


    At December 31, 1994, NEEI was not drilling or completing any gross or net wells.


               CAPITAL REQUIREMENTS AND FINANCING

    Estimated expenditures in 1995 for NEEI's exploration and development program are approximately $15 million, of which capitalized interest costs are approximately $10 million.

    Internal funds are expected to provide 100% of NEEI's capital requirements for 1995. In 1989, NEEI refinanced its outstanding borrowings through a credit agreement which currently provides for borrowings of up to $250 million. Borrowings under this credit agreement are principally secured by a pledge of NEEI's rights with respect to NEP under the Pricing Policy covering the rate-regulated program. The amount available for borrowing under the revolving credit agreement decreases by varying amounts annually, beginning December 31, 1995 and expiring December 31, 1998.

    NEEI has reached agreement with a group of banks to refinance its existing credit agreement. The new agreement would provide for initial borrowings of $225 million. The amount available would decrease annually through 2002. Security for the borrowings would be unchanged. Closing is expected to occur before the end of April 1995.

                            NEEI MAP

                  Major Oil and Gas Properties

                       EXECUTIVE OFFICERS

NEES
----

    All executive officers are elected to continue in office subject to Article 19 of the Agreement and Declaration of Trust until the first meeting of the Board of Directors following the next annual meeting of shareholders, or the special meeting of shareholders held in lieu of such annual meeting, and until their successors are chosen and qualified. The executive officers also serve as officers and/or directors of various subsidiary companies.

    John W. Rowe - Age: 49 - President and Chief Executive Officer since 1989 - Elected Chairman of NEP in 1993 - President of NEP from 1991 to 1993 - Chairman of NEP from 1989 to 1991.

    Alfred D. Houston - Age: 54 - Executive Vice President since 1994 - Senior Vice President-Finance from 1987 to 1994 - Vice President-Finance from 1985 to 1987 - Vice President of NEP from 1987 to 1994 - Vice President of Narragansett since 1976
    - Treasurer of Narragansett since 1977.

    Frederic E. Greenman - Age: 58 - Senior Vice President since
    1987 -  General Counsel since 1985 - Secretary since 1984 -
    Vice President of NEP since 1979.

    John W. Newsham - Age: 62 - Vice President since 1991 -
    Executive Vice President of NEP since 1993 - Vice President of NEP and Director of Thermal Production from 1987 to 1993.

    Richard P. Sergel - Age: 45 - Vice President since 1992 - Treasurer from 1990 to 1991 - Chairman of Mass. Electric and Narragansett since 1993 - Treasurer of NEP and Mass. Electric from 1990 to 1991 - Vice President of the Service Company since 1988 - Director of Rates from 1982 to 1990.

    Jeffrey D. Tranen - Age: 48 - Vice President since 1991 - President of NEP since 1993 - Vice President of NEP from 1984 to 1993 - Vice President of Mass. Hydro, N.H. Hydro, and NEET from 1987 to 1991 - President of Mass. Hydro, N.H. Hydro, and NEET since 1991.

    Michael E. Jesanis - Age: 38 - Treasurer since 1992 - Director of Corporate Finance from 1990 to 1991.

NEP
---

    The Treasurer is elected by the stockholders to hold office until the next annual meeting of stockholders and until the successor is duly chosen and qualified. The other executive officers are elected by the Board of Directors to hold office subject to the pleasure of the directors and until the first meeting of directors after the next annual meeting of stockholders and until their successors are duly chosen and qualified. Certain officers of NEP are, or at various times in the past have been, officers and/or directors of the System companies with which NEP has entered into contracts and had other business relations.

    John W. Rowe* - Chairman since 1993 - President from 1991 to
    1993 - Chairman from 1989 to 1991.

    Jeffrey D. Tranen* - President since 1993 - Vice President from
    1984 to 1993.

    John W. Newsham* - Executive Vice President since 1993 - Vice
    President from 1987 to 1993.

    Lawrence E. Bailey - Age: 51 - Vice President since 1989 -
    Plant Manager of Brayton Point Station from 1987 to 1991.

    Jeffrey A. Donahue - Age: 36 - Vice President since 1993 - various engineering positions with the Service Company since
    1983 - Director of Construction since 1992 - Chief Electrical
    Engineer since 1991.

    Frederic E. Greenman* - Vice President since 1979.

    John F. Malley - Age: 46 - Vice President since 1992 - Manager of Generation Planning for the Service Company from 1986 to 1991.

    Arnold H. Turner - Age: 54 - Vice President since 1989 -
    Director of Planning and Power Supply since 1985.

    Jeffrey W. VanSant - Age: 41 - Vice President since 1993 - Manager of Oil and Gas Exploration and Development for the Service Company from 1985 to 1993 - Manager of Oil and Gas Procurement from 1992 to 1993 - Manager of Natural Gas Supply from 1989 to 1992.

    Michael E. Jesanis* - Treasurer since 1992.

    Howard W. McDowell - Age: 51 - Controller since 1987 -
    Controller of Mass. Electric and Narragansett since 1987 -
    Treasurer of Granite State since 1984.

    *Please refer to the material supplied under the caption
    EXECUTIVE OFFICERS - NEES for other information regarding this officer.

Mass. Electric
--------------

    The Treasurer is elected by the stockholders to hold office until the next annual meeting of stockholders and until the successor is duly chosen and qualified. The other executive officers are elected by the board of directors to hold office subject to the pleasure of the directors and until the first meeting of the directors after the next annual meeting of stockholders. Certain officers of Mass. Electric are, or at various times in the past have been, officers and directors of System companies with which Mass. Electric has entered into contracts and had other business relations.

    Richard P. Sergel - Chairman since 1993 - Reference is made to the material supplied under the caption EXECUTIVE OFFICERS -
    NEES for other information regarding Mr. Sergel.

    John H. Dickson - Age: 52 - President since 1990.

    David L. Holt - Age: 46 - Executive Vice President since 1993 - Vice President of NEP from 1992 to 1993 - Chief Engineer and Director of Engineering for the Service Company since 1991 - Chief Electrical Engineer for the Service Company from 1986 to 1991.

    John C. Amoroso - Age: 56 - Vice President since 1993 -
    District Manager, Southeast District from 1992 to 1993 -
    Manager, Southeast District from 1985 to 1992.

    Peter H. Gibson - Age: 49 - Elected Vice President in 1995 - Director of Business Marketing since 1995 - Director of Business Marketing for the Service Company from 1993 to 1994 - Director of Conservation and Load Management (C&LM) and Commercial and Industrial Services for the Service Company from 1992 to 1993 - Manager of C&LM for the Service Company from 1987 to 1991.

    Gregory A. Hale - Age: 44 - Vice President since 1993 - Senior Counsel for the Service Company from 1988 to 1993.

    Cheryl A. LaFleur - Age: 40 - Vice President since 1993 - Vice President of the Service Company from 1992 to 1993 - Assistant to the NEES Chairman and President from 1990 to 1991 - Senior
    Counsel for the Service Company from 1989 to 1991.

    Robert H. McLaren - Age: 42 - Elected Vice President in 1994 - Vice President of the Service Company from 1990 to 1994.

    Charles H. Moser - Age: 54 - Vice President since 1993 - Chief Protection and Planning Engineer for the Service Company from
    1984 to 1993.

    Lydia M. Pastuszek - Age: 41 - Vice President since 1993 - Vice President of NEP from 1990 to 1993 - President of Granite State since 1990.

    Anthony C. Pini - Age: 42 - Vice President since 1993 -
    Assistant Controller for the Service Company from 1985 to 1993.

    Nancy H. Sala - Age: 43 - Vice President since 1992 - Central
    District Manager since 1992 - Assistant to the President of
    Mass. Electric from 1990 to 1992.

    Dennis E. Snay - Age: 53 - Vice President and Merrimack Valley District Manager since 1990.

    Michael E. Jesanis - Treasurer since 1992 - Reference is made to the material supplied under the caption EXECUTIVE OFFICERS
    - NEES for other information regarding Mr. Jesanis.

    Howard W. McDowell - Controller since 1987 and Assistant
    Treasurer since 1977 - Reference is made to the material supplied under the caption EXECUTIVE OFFICERS - NEP for other information regarding Mr. McDowell.

Narragansett
------------

    Officers are elected by the board of directors or appointed, as appropriate, to serve until the meeting of directors following the annual meeting of stockholders, and until their successors are chosen and qualified. Officers other than the President, Treasurer, and Secretary, serve also at the pleasure of the directors. Certain officers of Narragansett are, or at various times in the past have been, officers and directors of System companies with which Narragansett has entered into contracts and had other business relations.

    Richard P. Sergel - Chairman since 1993 - Reference is made to the material supplied under the caption EXECUTIVE OFFICERS -
    NEES for other information regarding Mr. Sergel.

    Robert L. McCabe - Age: 54 - President since 1986.

    William Watkins, Jr. - Age 62 - Executive Vice President since 1992 - Vice President of the Service Company from 1981 to 1992.

    Francis X. Beirne - Age: 51 - Vice President since 1993 -
    Manager, Southern District from 1988 to 1993.

    Richard W. Frost - Age: 55 - Vice President since 1993 -
    District Manager - Southern District from 1990 to 1993.

    Alfred D. Houston - Vice President since 1976 - Treasurer since 1977 - Reference is made to the material supplied under the caption EXECUTIVE OFFICERS - NEES for other information regarding Mr. Houston.

    James V. Mahoney - Age: 49 - Vice President and Director of Business Services since 1993 - President of NEEI from 1992 to 1993 - Vice President of the Service Company from 1989 to 1993
    - Director of Fuel Supply for the Service Company from 1985 to
    1993.

    Richard Nadeau - Age: 59 - Elected Vice President in 1994 -
    Director of Customer Service since 1993 - Assistant to the
    President from 1990 to 1993.

    Michael F. Ryan - Age: 43 - Elected Vice President in 1994 -
    Rhode Island Director for U.S. Senator John H. Chafee from 1986 to 1994.

    Howard W. McDowell - Controller since 1987 - Reference is made to the material supplied under the caption EXECUTIVE OFFICERS
    - NEP for other information regarding Mr. McDowell.


Item 2.  PROPERTIES

    See Item 1. Business - ELECTRIC UTILITY PROPERTIES, page 16 and OIL AND GAS PROPERTIES, page 45.

Item 3.  LEGAL PROCEEDINGS

    On October 25, 1994, NEP was sued by Milford Power Limited Partnership (MPLP) in the Superior Court for Worcester County, Massachusetts. MPLP, a venture formed by Enron Corporation and Jones Capital, owns a 149 megawatt gas-fired power plant in Milford, Massachusetts. NEP purchases 56 percent of the power output of the facility under a long-term contract with MPLP. MPLP alleges that NEP has engaged in a scheme to cause MPLP and its power plant to fail and prevented MPLP from finding a long-term buyer for the output not purchased by NEP. The complaint includes allegations that NEP has violated the Federal Racketeer Influenced and Corrupt Organizations Act, engaged in unfair or deceptive acts in trade commerce, and breached contracts. MPLP seeks compensatory damages in an unspecified amount as well as treble damages. On November 14, 1994, NEP filed an answer denying liability, asserting affirmative defenses, and making counterclaims against MPLP and certain third party defendants. The case has been removed by NEP to the United States District Court for the District of Massachusetts.

    See Item 1.  COMPETITIVE CONDITIONS, page 7; RATES, page 10;
Coal Procurement Program, page 20; Nuclear Units, page 24;
Hydroelectric Project Licensing, page 31; Environmental
Requirements, page 32; Corporate Resource Plans, page 36; OIL AND
GAS OPERATIONS, page 42.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the last quarter of 1994.

                             PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         SECURITY HOLDER MATTERS

    NEES information in response to the disclosure requirements specified by this Item 5. appears under the captions in the NEES
Annual Report indicated below:


       Required Information        Annual Report Caption
       --------------------        ---------------------

       (a) Market Information      Shareholder Information

       (b) Holders                 Shareholder Information

       (c) Dividends               Financial Highlights


    The information referred to above is incorporated by reference in this Item 5.

    NEP, Mass. Electric, and Narragansett - The information required by this item is not applicable as the common stock of all these companies is held solely by NEES. Information pertaining to payment of dividends and restrictions on payment of dividends is incorporated herein by reference to each company's 1994 Annual Report.


Item 6.  SELECTED FINANCIAL DATA

                              NEES
                              ----

    The information required by this item is incorporated herein by reference to page 25 of the NEES 1994 Annual Report.

                               NEP
                               ---

    The information required by this item is incorporated herein by reference to page 25 of the NEP 1994 Annual Report.

                         Mass. Electric
                         --------------

    The information required by this item is incorporated herein by reference to page 22 of the Mass. Electric 1994 Annual Report.

                          Narragansett
                          ------------

    The information required by this item is incorporated herein by reference to page 22 of the Narragansett 1994 Annual Report.


Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

                              NEES
                              ----

    The information required by this item is incorporated herein by reference to pages 16 through 24 of the NEES 1994 Annual Report.

                               NEP
                               ---

    The information required by this item is incorporated herein by reference to pages 2 through 7 of the NEP 1994 Annual Report.

                         Mass. Electric
                         --------------

    The information required by this item is incorporated herein by reference to pages 2 through 7 of the Mass. Electric 1994 Annual Report.

                          Narragansett
                          ------------

    The information required by this item is incorporated herein by reference to pages 2 through 7 of the Narragansett 1994 Annual
Report.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                              NEES
                              ----

    The information required by this item is incorporated herein by reference to pages 25 through 44 of the NEES 1994 Annual Report.

                               NEP
                               ---

    The information required by this item is incorporated herein by reference to pages 1, 8 through 23, and 25 of the NEP 1994
Annual Report.

                         Mass. Electric
                         --------------

    The information required by this item is incorporated herein by reference to pages 1, 8 through 20, and 22 of the Mass. Electric 1994 Annual Report.

                          Narragansett
                          ------------

    The information required by this item is incorporated herein by reference to pages 1, 8 through 20, and 22 of the Narragansett
1994 Annual Report.


Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

    NEES, NEP, Mass. Electric, and Narragansett - None.


                            PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                              NEES
                              ----

    The information required by this item is incorporated herein by reference to the material under the caption ELECTION OF DIRECTORS in the definitive proxy statement of NEES, dated March 9, 1995, for the 1995 Annual Meeting of Shareholders, provided that the information under the headings "Compensation Committee Report on Executive Compensation" and "Corporate Performance" are not so incorporated. Reference is also made to the information under the caption EXECUTIVE OFFICERS - NEES in Part I of this report.


                               NEP
                               ---

    The names of the directors of NEP, their ages, and a brief account of their business experience during the past five years appear below. Information required by this item for Executive Officers is provided under the caption EXECUTIVE OFFICERS - NEP in
Part I of this report.

    Directors are elected to hold office until the next annual meeting of stockholders or special meeting held in lieu thereof and until their respective successors are chosen and qualified.

    Joan T. Bok - Director since 1979 - Age: 65 - Chairman of the Board of NEES - Chairman or Vice Chairman of the Company from 1988 to 1994 - Chairman of NEES from 1984 to 1994 (Chairman, President, and Chief Executive Officer from July 26, 1988 until

    February 13, 1989).  Directorships of NEES System companies:
    New England Electric System, Massachusetts Electric Company, The Narragansett Electric Company, Narragansett Energy Resources Company, New England Electric Resources, Inc., New England Electric Transmission Corporation, New England Energy Incorporated, New England Hydro Finance Company, Inc., New England Hydro-Transmission Corporation, New England Hydro-Transmission Electric Company, Inc., and New England Power Service Company. Other directorships: Avery Dennison Corporation, John Hancock Mutual Life Insurance Company, Monsanto Company, and the Federal Reserve Bank of Boston.

    Frederic E. Greenman* - Director since 1986. Directorships of NEES System companies and affiliates: Narragansett Energy Resources Company, New England Electric Resources, Inc., New England Electric Transmission Corporation, New England Energy Incorporated, New England Hydro Finance Company, Inc., New England Hydro-Transmission Corporation, New England Hydro-Transmission Electric Company, Inc., New England Power Service Company, Yankee Atomic Electric Company, Connecticut Yankee Atomic Power Company, Maine Yankee Atomic Power Company, and Vermont Yankee Nuclear Power Corporation.

    Alfred D. Houston* - Director since 1984. Directorships of NEES System companies: Narragansett Energy Resources Company, New England Electric Transmission Corporation, New England Energy Incorporated, New England Hydro Finance Company, Inc., New England Hydro-Transmission Corporation, New England Hydro-Transmission Electric Company, Inc., and New England Power Service Company.

    John W. Newsham* - Director since 1991. Directorships of NEES System companies: Narragansett Energy Resources Company, New England Electric Resources, Inc., New England Power Service Company, Yankee Atomic Electric Company, Connecticut Yankee Atomic Power Company, Maine Yankee Atomic Power Company, and Vermont Yankee Nuclear Power Corporation.

    John W. Rowe* - Director since 1989. Directorships of NEES System companies and affiliates: New England Electric System, Massachusetts Electric Company, The Narragansett Electric Company, Narragansett Energy Resources Company, New England Electric Resources, Inc., New England Electric Transmission Corporation, New England Energy Incorporated, New England Hydro Finance Company, Inc., New England Hydro-Transmission Corporation, New England Hydro-Transmission Electric Company, Inc., New England Power Service Company, and Maine Yankee Atomic Power Company. Other directorships: Bank of Boston Corporation and UNUM Corporation.

    Jeffrey D. Tranen* - Director since 1991. Directorships of NEES System affiliates: Narragansett Energy Resources Company, New England Electric Resources, Inc., New England Electric Transmission Corporation, New England Energy Incorporated, New England Hydro Finance Company, Inc., New England

    Hydro-Transmission Corporation, New England Hydro-Transmission Electric Company, Inc., and New England Power Service Company.

    *Please refer to the material supplied under the caption
    EXECUTIVE OFFICERS - NEES and EXECUTIVE OFFICERS - NEP in Part I of this report for other information regarding this director.


                         Mass. Electric
                         --------------

    The names of the directors of Mass. Electric, their ages, and a brief account of their business experience during the past five years appear below. Information required by this item for Executive Officers is provided under the caption EXECUTIVE OFFICERS
- Mass. Electric in Part I of this report.

    Directors are elected to hold office until the next annual meeting of stockholders or special meeting held in lieu thereof and until their respective successors are chosen and qualified.

    Urville J. Beaumont - Director since 1984 -  Age: 62 -
    Treasurer and Director, law firm of Beaumont & Campbell, P.A.

    Joan T. Bok* - Director since 1979.

    Sally L. Collins - Director since 1976 - Age: 59 - Director of Workplace Health Services since 1993 - Health Services
    Administrator at Kollmorgen Corporation EOD from 1989 to 1993.

    John H. Dickson - Director since 1990 - Reference is made to material supplied under the caption EXECUTIVE OFFICERS - Mass. Electric for other information regarding Mr. Dickson. Other directorship: Worcester Business Development Corporation.

    Charles B. Housen - Director since 1979 - Age: 62 - Chairman,
    President, and Director of Erving Industries, Inc., Erving,
    Mass.

    Patricia McGovern - Director since 1994 - Age: 53 - Counsel to law firm of Goulston & Storrs, P.C. since 1993 - Massachusetts State Senator and Chair of the Senate Ways and Means Committee from 1984 to 1992.

    John F. Reilly - Director since 1988 - Age: 62 - President and CEO of Fred C. Church, Inc., Lowell, Mass. - Other directorships: Colonial Gas Company, Family Bank, and New
    England Insurance Co., Ltd.

    John W. Rowe* - Director since 1989.

    Richard P. Sergel* - Director since 1993.

    Richard M. Shribman - Director since 1979 - Age: 69 - Treasurer of Norick Realty Corporation, Salem, Mass. - President of

    Norick Realty Corporation until 1992  -  Other directorships:
    Eastern Bank.

    Roslyn M. Watson - Director since 1992 - Age: 45 - President of Watson Ventures (commercial real estate development and management) Boston, Mass. since 1993 - Vice President of the Gunwyn Company (commercial real estate development) Cambridge, Mass. from 1986 - 1993 - Other directorships: The Dreyfus Laurel Funds and American Express Centurion Bank.

    *Please refer to the material supplied under the caption EXECUTIVE OFFICERS - NEES in Part I of this report and/or the material supplied under the caption DIRECTORS AND OFFICERS OF THE REGISTRANT - NEP in this Item for other information regarding this director.


                          Narragansett
                          ------------

    The names of the directors of Narragansett, their ages, and a brief account of their business experience during the past five years appear below. Information required by this item for Executive Officers is provided under the caption EXECUTIVE OFFICERS
- Narragansett in Part I of this report.

    Directors are elected to hold office until the next annual meeting of stockholders or special meeting held in lieu thereof and until their respective successors are chosen and qualified.

    Joan T. Bok* - Director since 1979.

    Stephen A. Cardi - Director since 1979 - Age: 53 - Treasurer of Cardi Corporation (construction), Warwick, R.I.

    Frances H. Gammell - Director since 1992 - Age: 45 -
    Director, Treasurer, and Secretary of Original Bradford
    Soap Works, Inc.

    Joseph J. Kirby - Director since 1988 - Age: 63 - President of Washington Trust Bancorp, Inc., Westerly, R.I. and President and Director of the Washington Trust Company.

    Robert L. McCabe - President and Director of Narragansett since 1986 - Other directorship: Citizens Savings Bank - Please refer to the material supplied under the caption EXECUTIVE OFFICERS
    - Narragansett in Part I of this report for other information regarding Mr. McCabe.

    John W. Rowe* - Director since 1989.

    Richard P. Sergel* - Chairman and Director since 1993.

    William E. Trueheart - Director since 1989 - Age: 51 -
    President of Bryant College, Smithfield, Rhode Island - Other directorships: Fleet National Bank.

    John A. Wilson, Jr. - Director since 1971 - Age: 63 -
    Consultant to and former President of Wanskuck Co., Providence, R.I., - Consultant to Hinckley, Allen, Snyder & Comen
    (attorneys), Providence, R.I.

    *Please refer to the material supplied under the caption
    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT - NEP in this Item for other information regarding this director.

    Section 16(a) of the Securities Exchange Act of 1934 requires the System's officers and directors, and persons who own more than 10% of a registered class of the System's equity securities, to file reports on Forms 3, 4, and 5 of share ownership and changes in share ownership with the SEC and the New York Stock Exchange and to furnish the System with copies of all Section 16(a) forms they file.

    Based solely on NEP's, Mass. Electric's, and Narragansett's review of the copies of such forms received by them, or written representations from certain reporting persons that such forms were not required for those persons, NEP, Mass. Electric, and Narragansett believe that, during 1994, all filing requirements applicable to its officers, directors, and 10% beneficial owners were complied with.


Item 11. EXECUTIVE COMPENSATION

                              NEES
                              ----

    The information required by this item is incorporated herein by reference to the material under the captions BOARD STRUCTURE AND COMPENSATION, EXECUTIVE COMPENSATION, PAYMENTS UPON A CHANGE IN CONTROL, PLAN SUMMARIES, and RETIREMENT PLANS in the definitive proxy statement of NEES, dated March 9, 1995, for the 1995 Annual Meeting of Shareholders, provided that the information under the headings "Compensation Committee Report on Executive Compensation" and "Corporate Performance" are not so incorporated.


              NEP, MASS. ELECTRIC, AND NARRAGANSETT
              -------------------------------------

EXECUTIVE COMPENSATION

    The following tables give information with respect to all compensation (whether paid directly by NEP, Mass. Electric, or Narragansett or billed to it as hourly charges) for services in all capacities for NEP, Mass. Electric, or Narragansett for the years 1992 through 1994 to or for the benefit of the Chief Executive Officer and the four other most highly compensated executive officers for each company.

                                  NEP

                      SUMMARY COMPENSATION TABLE

                                              Long-Term
                                              Compensa-
                   Annual Compensation (b)      tion
                  --------------------------  ---------
                                    Other
Name and                            Annual    Restricted  All Other
Principal                          Compensa-    Share     Compensa-
Position    Year  Salary   Bonus     tion       Awards      tion
  (a)              ($)     ($)(c)   ($)(d)      ($)(e)     ($)(f)
----------  ----  -------  ------  ---------  ----------  ---------

John W.     1994  211,598  119,716   4,018      67,966    1,911(g)
Rowe        1993  181,269  112,095   2,318      54,256    2,386
Chairman    1992  184,532   69,205   2,318      56,479    2,340


Jeffrey D.  1994  187,356   98,357   5,049      45,804    3,466(h)
Tranen      1993  159,936  112,105   2,974      32,753    3,563
President   1992  120,843   52,286   2,307      23,732    2,670


John W.     1994  134,518   79,087   4,149      28,413    3,165(i)
Newsham     1993  112,460   78,093   2,020      19,319    2,776
Executive   1992  105,602   43,402   1,718      19,385    2,545
Vice
President


Frederic E. 1994  140,070   89,090   3,622      34,126    2,707(j)
Greenman    1993  123,648   75,058   2,131      22,811    3,110
Vice        1992  133,223   50,258   2,361      26,960    3,298
President


Lawrence E. 1994  140,471   66,510     116      27,484    3,952(k)
Bailey      1993  135,123   61,283     101      21,286    3,790
Vice        1992  129,711   47,737     101      20,985    2,594
President

(a) Certain officers of NEP are also officers of NEES and various other System companies.

(b)  Includes deferred compensation in category and year earned.

(c) The bonus figure represents cash bonuses under an incentive compensation plan, special bonuses, the goals program award, and the variable portion of the incentive thrift plan match by NEP. See description under Plan Summaries.

(d)  Includes amounts reimbursed by NEP for the payment of taxes.

(e) Prior to the awards made for 1994, shares were awarded that became unrestricted after five years. Those shares receive the same dividends as the other common shares of NEES. The awards made for 1994 were in the form of deferred incentive shares, which have been deferred for receipt for at least five years or, in some cases, until the later of five years or termination of employment. At the end of the deferred period, the award may be paid out in shares of 50% in shares and 50% in cash. As cash dividends are declared, the number of deferred incentive shares will be increased as if the dividends were reinvested in shares. See also Payments Upon a Change in Control, below. As of December 31, 1994, the following executive officers held the amount of restricted shares with the value indicated: Mr. Rowe 15,236 shares, $489,457 value; Mr. Tranen 3,121 shares, $100,262 value; Mr. Newsham 2,888 shares, $92,777 value; Mr. Greenman 4,257 shares, $136,756 value; and Mr. Bailey 1,931 shares, $62,033 value. These amounts do not include the restricted share awards for 1994 which were not determined until February 1995. The value was calculated by multiplying the closing market price on December 31, 1994 by the number of shares.

(f) Includes NEP contributions to life insurance and the incentive thrift plan that are not bonus contributions. See description under Plan Summaries. The life insurance contribution is calculated based on the value of term life insurance for the named individuals. The premium costs for most of these policies have been or will be recovered by NEP.

(g) For Mr. Rowe, the amount and type of compensation in 1994 is as follows: $1,267 for contributions to the thrift plan and $644 for life insurance.

(h) For Mr. Tranen, the amount and type of compensation in 1994 is as follows: $3,000 for contributions to the thrift plan and $466 for life insurance.

(i) For Mr. Newsham, the amount and type of compensation in 1994 is as follows: $2,212 for contributions to the thrift plan and $953 for life insurance.

(j) For Mr. Greenman, the amount and type of compensation in 1994 is as follows: $1,916 for contributions to the thrift plan and $791 for life insurance.

(k) For Mr. Bailey, the amount and type of compensation in 1994 is as follows: $2,809 for contributions to the thrift plan and $1,143 for life insurance.

                            MASS. ELECTRIC

                      SUMMARY COMPENSATION TABLE

                                              Long-Term
                                              Compensa-
                   Annual Compensation (b)      tion
                  --------------------------  ---------
                                    Other
Name and                            Annual    Restricted  All Other
Principal                          Compensa-    Share     Compensa-
Position    Year  Salary   Bonus     tion       Awards      tion
  (a)              ($)     ($)(c)   ($)(d)      ($)(e)     ($)(f)
----------  ----  -------  ------  ---------  ----------  ---------

Richard P.  1994  113,021   63,550   3,307      29,731    2,228(h)
Sergel (g)  1993   93,628   71,187   1,657      20,713    2,036
Chairman


John H.     1994  161,604   82,956   5,105      34,617    3,536(i)
Dickson     1993  156,900  116,399   3,005      28,103    3,623
President   1992  150,469   61,561   3,087      27,801    3,442


David L.    1994   95,122   55,347     102      22,973    2,552(j)
Holt (g)    1993   60,782   39,166      51      11,476    1,352
Executive
Vice
President


Anthony C.  1994  105,884   43,465     116      17,688    2,454(k)
Pini (g)    1993   71,457   27,761      81       7,996    1,653
Vice
President


Nancy H.    1994  107,621   39,318     116      16,129    2,493(l)
Sala        1993  102,860   43,386     103      13,370    2,378
Vice        1992   96,785   20,508     103       8,326    1,936
President


(a) Certain officers of Mass. Electric are also officers of NEES and various other System companies.

(b)  Includes deferred compensation in category and year earned.

(c) The bonus figure represents cash bonuses under an incentive compensation plan, special bonuses, the goals program award, and the variable portion of the incentive thrift plan match by Mass. Electric. See description under Plan Summaries.

(d) Includes amounts reimbursed by Mass. Electric for the payment of taxes.

(e) Prior to the awards made for 1994, shares were awarded that became unrestricted after five years. Those shares receive the same dividends as the other common shares of NEES. The awards made for 1994 were in the form of deferred incentive shares, which have been deferred for receipt for at least five years or, in some cases, until the later of five years or termination of employment. At the end of the deferred period, the award may be paid out in shares of 50% in shares and 50% in cash. As cash dividends are declared, the number of deferred incentive shares will be increased as if the dividends were reinvested in shares. See also Payments Upon a Change in Control, below. As of December 31, 1994, the following executive officers held the amount of restricted shares with the value indicated: Mr. Sergel 2,941 shares, $94,480 value; Mr. Dickson 2,932 shares, $94,191 value; Mr. Holt 2,123 shares, $68,201 value; Mr. Pini 1,402 shares, $45,039 value; and Ms. Sala 713 shares, $22,905 value. These amounts do not include the restricted share awards for 1994 which were not determined until February 1995. The value was calculated by multiplying the closing market price on December 31, 1994 by the number of shares.

(f) Includes Mass. Electric contributions to life insurance and the incentive thrift plan that are not bonus contributions. See description under Plan Summaries. The life insurance contribution is calculated based on the value of term life insurance for the named individuals. The premium costs for most of these policies have been or will be recovered by Mass. Electric.

(g) Mr. Sergel, Mr. Holt, and Mr. Pini were elected as officers of Mass. Electric in 1993. Compensation data is provided for the years in which they have served as officers.

(h) For Mr. Sergel, the type and amount of compensation in 1994 is as follows: $2,011 for contributions to the thrift plan and $217 for life insurance.

(i) For Mr. Dickson, the type and amount of compensation in 1994 is as follows: $3,000 for contributions to the thrift plan and $536 for life insurance.

(j) For Mr. Holt, the type and amount of compensation in 1994 is as follows: $1,902 for contributions to the thrift plan and $650 for life insurance.

(k) For Mr. Pini, the type and amount of compensation in 1994 is as follows: $2,118 for contributions to the thrift plan and $336 for life insurance.

(l) For Ms. Sala, the type and amount of compensation in 1994 is as follows: $2,152 for contributions to the thrift plan and $341 for life insurance.

                             NARRAGANSETT

                      SUMMARY COMPENSATION TABLE

                                              Long-Term
                                              Compensa-
                   Annual Compensation (b)      tion
                  --------------------------  ---------
                                    Other
Name and                            Annual    Restricted  All Other
Principal                          Compensa-    Share     Compensa-
Position    Year  Salary   Bonus     tion       Awards      tion
  (a)              ($)     ($)(c)   ($)(d)      ($)(e)     ($)(f)
----------  ----  -------  ------  ---------  ----------  ---------

Richard P.  1994   50,319  28,293    1,472      13,237      992(h)
Sergel (g)  1993   48,207  36,653      854      10,665    1,048
Chairman


Robert L.   1994  140,785  68,784    4,457      28,576    4,256(i)
McCabe      1993  139,632  98,654    2,408      22,617    3,771
President   1992  134,536  54,109    2,041      25,076    2,603


William     1994  124,428  62,799      115      26,136    6,186(j)
Watkins,    1993  118,501  39,403      101      13,370    5,847
Jr.         1992   65,586  17,315       66       7,350    1,312
Executive
Vice
President


James V.    1994  124,428  71,567      115      23,463    2,950(k)
Mahoney (g) 1993   58,426  21,563       50       8,957    1,252
Vice
President


Richard W.  1994   99,300  34,269      115      13,629    2,706(l)
Frost (g)   1993   96,408  28,667      103      11,211    2,628
Vice
President


(a) Certain officers of Narragansett are also officers of NEES and various other System companies.

(b) Includes deferred compensation in category and year earned.

(c) The bonus figure represents cash bonuses under an incentive compensation plan, special bonuses, the goals program award, and the variable portion of the incentive thrift plan match by Narragansett. See description under Plan Summaries.

(d) Includes amounts reimbursed by Narragansett for the payment of taxes.

(e) Prior to the awards made for 1994, shares were awarded that became unrestricted after five years. Those shares receive the same dividends as the other common shares of NEES. The awards made for 1994 were in the form of deferred incentive shares, which have been deferred for receipt for at least five years or, in some cases, until the later of five years or termination of employment. At the end of the deferred period, the award may be paid out in shares of 50% in shares and 50% in cash. As cash dividends are declared, the number of deferred incentive shares will be increased as if the dividends were reinvested in shares. See also Payments Upon a Change in Control, below. As of December 31, 1994, the following executive officers held the amount of restricted shares with the value indicated: Mr. Sergel 2,941 shares, $94,480 value; Mr. McCabe 2,753 shares, $88,440 value; Mr. Watkins 1,307 shares, $41,987 value; Mr. Mahoney 2,107 shares, $67,687 value; and Mr. Frost 1,238 shares, $39,771 value. These amounts do not include the restricted share awards for 1994 which were not determined until February 1995. The value was calculated by multiplying the closing market price on December 31, 1994 by the number of shares.

(f) Includes Narragansett contributions to life insurance and the incentive thrift plan that are not bonus contributions. See description under Plan Summaries. The life insurance contribution is calculated based on the value of term life insurance for the named individuals. The premium costs for most of these policies have been or will be recovered by Narragansett.

(g) Messrs. Sergel, Mahoney, and Frost, were elected as officers of Narragansett in 1993. Compensation data is provided for the years in which they have served as officers.

(h) For Mr. Sergel, the type and amount of compensation in 1994 is as follows: $895 for contributions to the thrift plan and $97 for life insurance.

(i) For Mr. McCabe, the type and amount of compensation in 1994 is as follows: $2,613 for contributions to the thrift plan and $1,643 for life insurance.

(j) For Mr. Watkins, the type and amount of compensation in 1994 is as follows: $2,488 for contributions to the thrift plan and $3,698 for life insurance.

(k) For Mr. Mahoney, the type and amount of compensation in 1994 is as follows: $2,247 for contributions to the thrift plan and $703 for life insurance.

(l) For Mr. Frost, the type and amount of compensation in 1994 is as follows: $1,986 for contributions to the thrift plan and $720 for life insurance.

Directors' Compensation

    Members of the Mass. Electric and Narragansett Boards of Directors, except Dickson, McCabe, Rowe, and Sergel receive a quarterly retainer of $1,250, a meeting fee of $600 plus expenses, and 50 NEES common shares each year. Since all members of the NEP Board are employees of NEES System companies, no fees are paid for service on the Board except as noted below for Mrs. Bok.

    Mrs. Bok retired as an employee of the System on January 1, 1994 (remaining as Chairman of the Board of NEES and a director for NEES subsidiaries). Mrs. Bok has agreed to waive the normal fees and annual retainers otherwise payable for services by non-employees on NEES subsidiary boards and receives in lieu thereof a single annual stipend of $60,000. Mrs. Bok also serves as a consultant to NEES. Under the terms of her contract, she receives an annual retainer of $100,000.

    Mass. Electric and Narragansett permit directors to defer all or a portion of their retainers and meeting fees. Special accounts are maintained on Mass. Electric's and Narragansett's books showing the amounts deferred and the interest accrued thereon.

Other

    NEP, Mass. Electric, and Narragansett do not have any share option plans.

    The NEES Compensation Committee administers certain of the incentive compensation plans, and the Management Committee administers the others (including the incentive share plan).

Retirement Plans

    The following table shows estimated annual benefits payable to executive officers under the qualified pension plan and the supplemental retirement plan, assuming retirement at age 65 in 1995.
                          PENSION TABLE

Five-Year
Average    15 Years 20 Years 25 Years 30 Years 35 Years 40 Years
Compensa-    of       of       of       of       of       of
tion       Service  Service  Service  Service  Service  Service
---------  -------- -------- -------- -------- -------- --------

$100,000    27,800  36,500    44,800   53,200  58,300    61,300
$150,000    42,900  56,100    69,000   82,000  90,000    94,500
$200,000    57,900  75,800    93,300  110,800 121,700   127,700
$250,000    72,900  95,500   117,600  139,600 153,500   161,000
$300,000    87,900 115,200   141,800  168,400 185,200   194,200
$350,000   103,000 134,900   166,100  197,200 216,900   227,400
$400,000   118,000 154,600   190,300  226,000 248,600   260,600
$500,000   148,000 194,000   238,800  283,600 312,100   327,100

    For purposes of the retirement plans, Messrs. Rowe, Tranen, Newsham, Greenman, and Bailey currently have 17, 25, 44, 30, and 26 credited years of service, respectively. Mr. Sergel, Mr. Dickson, Mr. Holt, Mr. Pini, and Ms. Sala currently have 16, 21, 23, 16, and 25 credited years of service, respectively. Messrs. McCabe, Watkins, Mahoney, and Frost currently have 26, 22, 11, and 32 credited years of service, respectively.

    Benefits under the pension plans are computed using formulae based on percentages of highest average compensation computed over five consecutive years. The compensation covered by the pension plan includes salary, bonus, and restricted share awards. The benefits listed in the pension table are not subject to deduction for Social Security and are shown without any joint and survivor benefits.

    The Pension Table above does not include annuity payments to be received in lieu of life insurance for Messrs. Rowe, Houston, and Greenman. The policies are described below under Plan
Summaries.

    In the year in which Mr. Newsham retires, he will receive a one-time supplemental cash payment. The amount of the payment would be $120,000 if he were to retire in 1995, and would be reduced by $30,000 per year thereafter.

    Under the Retirement Supplement Plan, participants receive a limited cost of living (consumer price index) adjustment to their pension benefits. There are no active employees currently in the plan.

    The System contributes the full amount toward post-retirement health benefits for senior executives.

PAYMENTS UPON A CHANGE OF CONTROL

    NEES has approved agreements with certain of its executives, including Messrs. Greenman, Newsham, Rowe, Sergel, and Tranen, which provide severance benefits in the event of certain terminations of employment following a Change in Control of NEES (as defined below). If, following a Change in Control, the executive's employment is terminated other than for cause (as defined) or if the executive terminates employment for good reason (as defined), NEES will pay to the executive a lump sum cash payment equal to three times (two times for some executives) the sum of the executive's most recent annual base compensation and the average of his or her bonus amounts for the prior three years. If Mr. Rowe receives payments under his severance agreement that would subject him to any federal excise tax due under section 280G of the Internal Revenue Code, he will receive a cash "gross-up" payment so he would be in the same net after-tax position he would have been in had such excise tax not been applied. In addition, NEES will provide disability and health benefits to the executive for two to three years, provide such post-retirement health and welfare benefits as the executive would have earned within such two to three years, and grant two or three additional years of pension credit. Mr. Rowe would become eligible for benefits under the Retirement Supplement Plan described above.


    Change in Control, including potential change of control, occurs (1) when any person becomes the beneficial owner of 20% of the voting securities of NEES, (2) when the prior members of the Board of NEES no longer constitute a 2/3 majority of the Board, or
(3) NEES enters into an agreement that could result in a Change in Control.

    The terms of the agreements are for three years with automatic annual extensions, unless terminated by NEES.

    The System's bonus plans, including the Incentive Thrift Plan, and the Goals Program, are being amended to provide for payments equal to the average of the bonuses for the three prior years in the event of a Change of Control. This payment would be made in lieu of the regular bonuses for the year in which the Change in Control occurs. The System's Retirees Health and Life Insurance Plan I has provisions preventing changes in benefits adverse to the participants for three years following a Change in Control. The Incentive Share Plan and the related Incentive Share Deferral Agreements provide that, upon the occurrence of a change in control (defined more narrowly than in other plans), restrictions on all shares and account balances would cease.

      NEP, MASS. ELECTRIC, AND NARRAGANSETT PLAN SUMMARIES

    A brief description of the various plans through which compensation and benefits are provided to the named executive officers is presented below to better enable shareholders to understand the information presented in the tables shown earlier. The amounts of compensation and benefits provided to the named executive officers under the plans described below (and charged to NEP, Mass. Electric, or Narragansett) are presented in the Summary Compensation Tables.

    Goals Program

    The goals program covers all employees who have completed one year of service with any NEES subsidiary. Goals are established annually. For 1994, these goals related to earnings per share, customer costs, safety, absenteeism, conservation, generating station availability, transmission reliability, environmental and OSHA compliance, and customer favorability attitudes. Some goals apply to all employees, while others apply to particular functional groups. Depending upon the number of goals met, and provided the minimum earnings goal is met, employees may earn a cash bonus of 1% to 4-1/2% of their compensation.

    Incentive Thrift Plan

    The incentive thrift plan (a 401(k) program) provides for a match of one-half of up to the first 5% of base compensation contributed to the System's incentive thrift plan (shown under All Other Compensation in the Summary Compensation Tables) and, based on an incentive formula tied to earnings per share, may fully match the first 5% of base compensation contributed (the additional amount, if any, is shown under Bonus in the Summary Compensation Tables). Under Federal law, contributions to these plans are limited. In 1994, the salary reduction amount was limited to $9,240.

    Incentive Compensation Plan

    The System bonus plan for certain senior employees provides that in order for cash bonuses to be awarded, NEES must achieve a return on equity that places NEES in the top 50% of the electric utilities listed in the Duff & Phelps Utility Group or in the top 50% of the New England/New York regional utilities. Bonuses are also dependent upon the achievement of individual goals. In order to provide a long-term component to the incentive compensation plan, participants may also be awarded NEES common shares. An individual's award of shares under the incentive share plan is a fixed percentage of her or his cash bonus for that year. If no cash award is made, no shares are distributed.

    Life Insurance

    NEES has established for certain senior executives life insurance plans funded by individual policies. The combined death benefit under these insurance plans is three times the participant's annual salary.

    After termination of employment, participants in one of the insurance plans may elect, commencing at age 55 or later, to receive an annuity income equal to 40% of annual salary. In that event, the life insurance is reduced over fifteen years to an amount equal to the participant's final annual salary. Due to changes in the tax law, this plan was closed to new participants, and an alternative was established with only a life insurance benefit. The individuals listed in the NEP summary compensation table are in one or the other of these plans. These plans are structured so that, over time, the System should recover the cost of the insurance premiums. Mass. Electric and Narragansett each have two executive officers eligible to participate in one or the other of these plans.

    Financial Counseling

    NEP, Mass. Electric, and Narragansett pay for personal financial counseling for senior executives. As required by the IRS, a portion of the amount paid is reported as taxable income for the executive. Financial counseling is also offered to other employees through a limited number of seminars conducted at various locations each year.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT

                              NEES
                              ----

    The information required by this item is incorporated herein by reference to the material under the caption TOTAL COMMON EQUITY BASED HOLDINGS in the definitive proxy statement of NEES, dated March 9, 1995, for the 1995 Annual Meeting of Shareholders, provided that the information under the headings "Compensation Committee Report on Executive Compensation" and "Corporate Performance" are not so incorporated.

              NEP, Mass. Electric, and Narragansett
              -------------------------------------

    NEES owns 100% of the voting securities of Mass. Electric and Narragansett. NEES owns 98.85% of the voting securities of NEP.

SECURITY OWNERSHIP

    The following tables list the holdings of NEES common shares as of March 9, 1995 by NEP, Mass. Electric, and Narragansett directors, the executive officers named in the Summary Compensation Tables, and all directors and executive officers, as a group.


                               NEP
                               ---

                                Shares              Deferred
                             Beneficially           Incentive
    Name                      Owned (a)             Shares (b)
    ----                     ------------           ----------

Lawrence E. Bailey                4,761                  833
Joan T. Bok                      26,053
Frederic E. Greenman             11,284                1,619
Alfred D. Houston                11,653                1,880
John W. Newsham                  11,084                1,168
John W. Rowe                     19,598                4,878
Jeffrey D. Tranen                 7,053                1,388

All directors and
executive officers,
as a group (13 persons)         115,441(c)            15,955

                         Mass. Electric
                         --------------

                                Shares              Deferred
                             Beneficially           Incentive
    Name                      Owned (a)             Shares (b)
    ----                     ------------           ----------

Urville J. Beaumont                 163(d)
Joan T. Bok                      26,053
Sally L. Collins                    165
John H. Dickson                   8,831                1,049
David L. Holt                     5,703                  789
Charles B. Housen                   108
Patricia McGovern                    51
Anthony C. Pini                   7,395                  536
John F. Reilly                      165
John W. Rowe                     19,598                4,878
Nancy H. Sala                     6,258(e)               489
Richard P. Sergel                 7,322                1,344
Richard M. Shribman                 165
Roslyn M. Watson                    265

All directors and
executive officers,
as a group (24 persons)         129,542(c)            13,297


                          Narragansett
                          ------------

                                Shares              Deferred
                             Beneficially           Incentive
    Name                      Owned (a)             Shares (b)
    ----                     ------------           ----------

Joan T. Bok                      26,053
Stephen A. Cardi                    164
Richard W. Frost                  5,029                  413
Frances H. Gammell                  165
Joseph J. Kirby                     165
James V. Mahoney                  3,560                  711
Robert L. McCabe                  8,341                  994
John W. Rowe                     19,598                4,878
Richard P. Sergel                 7,322                1,344
William E. Trueheart                165
William Watkins, Jr.              4,853                  792
John A. Wilson, Jr.                 558


All directors and
executive officers,
as a group (17 persons)         100,422(c)            11,906

(a) Number of shares beneficially owned includes: (i) shares directly owned by certain relatives with whom directors or officers share voting or investment power; (ii) shares held of record individually by a director or officer or jointly with others or held in the name of a bank, broker, or nominee for such individual's account; (iii) shares in which certain directors or officers maintain exclusive or shared investment or voting power whether or not the securities are held for their benefit; and (iv) with respect to the executive officers, allocated shares in the Incentive Thrift Plan described below.

(b) Deferred incentive shares represent the award of shares under the Incentive Share Plan, described below, which have been deferred for receipt until March 15, 2000, or, in some cases, the later of March 15, 2000 or termination of employment. At the end of the deferred period, the award may be paid out in shares or 50% in shares and 50% in cash. While deferred, the shares do not have voting rights or other rights associated with ownership. The rights of the executives to payment are those of general, unsecured creditors. As cash dividends are declared, the number of deferred incentive shares will be increased as if the dividends were reinvested in shares.

(c) Amount is less than 1% of the total number of shares of NEES outstanding.

(d) Mr. Beaumont disclaims a beneficial ownership interest in 100 of these shares held under an irrevocable trust.


(e) Ms. Sala disclaims a beneficial ownership interest in 232 shares held under the Uniform Gift to Minors Act.


Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The construction company of Mr. Stephen A. Cardi, a director of Narragansett, was paid $335,000 in 1994 pursuant to two contracts with New England Power Company for construction work at its Brayton Point Station. The contract amounts totalled $600,000 and $1,000,000, respectively.

    Reference is made to Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT and Item 11. EXECUTIVE COMPENSATION.

                             PART IV

Item 14.  EXHIBITS AND REPORTS ON FORM 8-K

List of Exhibits

    Unless otherwise indicated, the exhibits listed below are incorporated by reference to the appropriate exhibit numbers and the Commission file numbers indicated in parentheses.

                              NEES
                              ----

   (3) Agreement and Declaration of Trust dated January 2, 1926, as amended through April 28, 1992 (filed herewith).

   (4)  Instruments Defining the Rights of Security Holders

          (a) Massachusetts Electric Company First Mortgage Indenture and Deed of Trust, dated as of July 1, 1949, and twenty supplements thereto (Exhibit 7-A, File No. 1-8019; Exhibit 7-B, File No. 2-8836;
               Exhibit 4-C, File No. 2-9593; Exhibit 4 to 1980 Form 10-K, File No. 2-8019; Exhibit 4 to 1982 Form 10-K, File No. 0-5464; Exhibit 4 to 1986 Form 10-K, File No. 0-5464; Exhibit 4(a) to 1988 Form 10-K, File No. 1-3446; Exhibit 4(a) to 1989 Form 10-K, File No. 1-3446; Exhibit 4(a) to 1992 Form 10-K, File No. 1-3446; Exhibit 4(a) to 1993 Form 10-K, File No. 1-3446).

          (b) The Narragansett Electric Company First Mortgage Indenture and Deed of Trust, dated as of September 1, 1944, and twenty-one supplements thereto (Exhibit 7-1, File No. 2-7042; Exhibit 7-B, File No. 2-7490; Exhibit 4-C, File No. 2-9423; Exhibit 4-D, File No. 2-10056; Exhibit 4 to 1980 Form 10-K, File No. 0-898; Exhibit 4 to 1982 Form 10-K, File No. 0-898; Exhibit 4 to 1983 Form 10-K, File No. 0-898; Exhibit 4 to 1985 Form 10-K, File No. 0-898;
               Exhibit 4 to 1986 Form 10-K, File No. 0-898;
               Exhibit 4 to 1987 Form 10-K, File No. 0-898;
               Exhibit 4 to 1991 Form 10-K, File No. 0-898;
               Exhibit 4(b) to 1992 Form 10-K, File No. 1-3446;
               Exhibit 4(b) to 1993 Form 10-K, File No. 1-3446).

          (c)  The Narragansett Electric Company Preference
               Provisions, as amended, dated March 23, 1993
               (Exhibit 4(c) to 1993 NEES Form 10-K, File No. 1-
               3446).

          (d)  New England Power Company Indentures

               General and Refunding Mortgage Indenture and Deed of Trust dated as of January 1, 1977 and nineteen supplements thereto (Exhibit 4(b) to 1980 Form 10-K, File No. 0-1229; Exhibit 4(b) to 1982 Form 10-K, File No. 0-1229; Exhibit 4(b) to 1983 Form 10-K, File No. 0-1229; Exhibit 4(b) to 1985 Form 10-K, File No. 0-1229; Exhibit 4(b) to 1986 Form 10-K, File No. 0-1229; Exhibit 4(c)(ii) to 1988
               Form 10-K, File No. 1-3446; Exhibit 4(c)(ii) to 1989 Form 10-K, File No. 1-3446; Exhibit 4(c)(ii) to 1990 Form 10-K, File No. 1-3446; Exhibit 4(c)(ii) to 1991 Form 10-K, File No. 1-3446;
               Exhibit 4(c)(ii) to 1992 Form 10-K, File No.
               1-3446; Exhibit 4(d) to 1993 Form 10-K, File No. 1-
               3446).

   (10) Material Contracts

          (a)  Boston Edison Company et al. and New England Power
               Company: Amended REMVEC Agreement dated August 12, 1977 (Exhibit 5-4(d), File No. 2-61881).

          (b) The Connecticut Light and Power Company et al. and New England Power Company: Sharing Agreement for Joint Ownership, Construction and Operation of Millstone Unit No. 3 dated as of September 1, 1973, and Amendment dated as of August 1, 1974 (Exhibit 10-5, File No. 2-52820); Amendments dated as of December 15, 1975 and April 1, 1986; (Exhibit 10(b), to 1990 Form 10-K, File No. 1-3446).
               Transmission Support Agreement dated August 9, 1974; Instrument of Transfer to NEP with respect to the 1979 Connecticut Nuclear Unit, and Assumption of Obligations, dated December 17, 1975 (Exhibit 10-6(b), File No. 2-57831).

          (c) Connecticut Yankee Atomic Power Company et al. and New England Power Company: Stockholders Agreement dated July 1, 1964 (Exhibit 13-9-A, File No. 2-23006); Power Purchase Contract dated July 1, 1964 (Exhibit 13-9-B, File No. 2-23006);
               Supplementary Power Contract dated as of April 1, 1987 (Exhibit 10(c) to 1987 Form 10-K, File No. 1-3446); Capital Funds Agreement dated September 1, 1964 (Exhibit 13-9-C, File No. 2-23006);
               Transmission Agreement dated October 1, 1964
               (Exhibit 13-9-D, File No. 2-23006); Agreement revising Transmission Agreement dated July 1, 1979 (Exhibit to 1979 Form 10-K, File No. 1-3446); Guarantee Agreement dated as of November 13, 1981 (Exhibit 10(d) to 1981 Form 10-K, File No. 1-3446);
               Guarantee Agreement dated as of August 1, 1985 (Exhibit 10(c) to 1985 Form 10-K, File No. 1-3446).

          (d) Maine Yankee Atomic Power Company et al. and New England Power Company: Capital Funds Agreement dated May 20, 1968 and Power Purchase Contract dated May 20, 1968 (Exhibit 4-5, File No. 2-29145);

               Amendments dated as of January 1, 1984, March 1, 1984 (Exhibit 10(d) to 1983 Form 10-K, File No. 1-3446), October 1, 1984, and August 1, 1985
               (Exhibit 10(d) to 1985 Form 10-K, File No. 1-3446);
               Stockholders Agreement dated May 20, 1968 (Exhibit 10-20, File No. 2-34267); Additional Power Contract dated as of February 1, 1984 (Exhibit 10(d) to 1985 Form 10-K, File No. 1-3446); Guarantee Agreement dated as of September 23, 1985 (Exhibit 10(d) to 1985 Form 10-K, File No. 1-3446).

          (e)  New England Energy Incorporated Contracts

                 (i) Capital Funds Agreement with NEES dated
                     November 1, 1974 (Exhibit 10-29(b), File No.
                     2-52969); Amendment dated July 1, 1976, and
                     Amendment dated July 26, 1979 (Exhibit
                     10(g)(i) to 1980 Form 10-K, File No. 1-3446);
                     Amendment dated August 26, 1981 (Exhibit
                     10(f)(i) to 1981 Form 10-K, File No. 1-3446);
                     Amendment dated March 26, 1985 (Exhibit
                     10(e)(i) to 1985 Form 10-K, File No. 1-3446);
                     Amendment dated as of April 28, 1989 (Exhibit 10 (e)(i) to 1989 Form 10-K, File No. 1-3446); Amendment dated as of June 1, 1990 (Exhibit 10(e)(i) to 1990 Form 10-K, File No. 1-3446).

                (ii) Loan Agreement with NEES dated July 19, 1978
                     and effective November 1, 1974, and Amendment dated July 26, 1979 (Exhibit 10(g)(iii) to 1980 Form 10-K, File No. 1-3446); Amendment dated August 26, 1981 (Exhibit 10(f)(ii) to 1981 Form 10-K, File No. 1-3446); Amendment dated March 26, 1985 (Exhibit 10(e)(ii) to 1985 Form 10-K, File No. 1-3446); Amendment dated as of April 28, 1989 (Exhibit 10(e)(ii) to 1989 Form 10-K, File No. 1-3446);
                     Amendment dated as of June 1, 1990 (Exhibit
                     10(e)(ii) to 1990 Form 10-K, File No.
                     1-3446).

               (iii) Fuel Purchase Contract with New England Power
                     Company dated July 26, 1979, and Amendment dated August 26, 1981 (Exhibit 10(f)(iii) to 1981 Form 10-K, File No. 1-3446); Amendment dated March 26, 1985, and Amendment effective January 1, 1984 (Exhibit 10(e)(iii) to 1985 Form 10-K, File No. 1-3446); Amendment dated as of April 28, 1989 (Exhibit 10(e)(iii) to 1989 Form 10-K, File No. 1-3446).

                (iv) Partnership Agreement with Samedan Oil
                     Corporation as Amended and Restated on
                     February 5, 1985 (Exhibit 10(e)(iv) to 1984
                     Form 10-K, File No. 1-3446); Amendment dated as of January 14, 1992 (Exhibit 10(e)(iv) to 1991 Form 10-K, File No. 1-3446).

                 (v) Credit Agreement dated as of April 28, 1989
                     (Exhibit 10(e)(v) to 1989 Form 10-K, File No. 1-3446); Amendment dated as of June 1, 1990 (Exhibit 10(e)(v) to 1990 Form 10-K, File No. 1-3446); Amendment dated as of August 1, 1992 (Exhibit 10(e)(v) to 1992 Form 10-K, File No. 1-3446).

                (vi) Capital Maintenance Agreement dated November
                     15, 1985, and Assignment and Security
                     Agreement dated November 15, 1985 (Exhibit
                     10(e)(vi) to 1985 Form 10-K, File No.
                     1-3446); Amendment dated as of April 28, 1989 (Exhibit 10(e)(vi) to 1989 Form 10-K, File No. 1-3446).

          (f) New England Power Company and New England Electric Transmission Corporation et al.: Phase I Terminal Facility Support Agreement dated as of December 1, 1981 (Exhibit 10(g) to 1981 Form 10-K, File No. 1-3446); Amendments dated as of June 1, 1982, and November 1, 1982 (Exhibit 10(f) to 1982 Form 10-K, File No. 1-3446); Agreement with respect to Use of the Quebec Interconnection dated as of December 1, 1981 (Exhibit 10(g) to 1981 Form 10-K, File No. 1-3446); Amendments dated as of May 1, 1982, and November 1, 1982 (Exhibit 10(f) to 1982 Form 10-K, File No. 1-3446); Amendment dated as of January 1, 1986 (Exhibit (10)(f) 1986 Form 10-K, File No.
               1-3446); Agreement for Reinforcement and
               Improvement of New England Power Company's
               Transmission System dated as of April 1, 1983 (Exhibit 10(f) to 1983 Form 10-K, File No. 1-3446);
               Lease dated as of May 16, 1983 (Exhibit 10(f) to 1983 Form 10-K, File No. 1-3446); Upper Development
               - Lower Development Transmission Line Support Agreement dated as of May 16, 1983 (Exhibit 10(f) to 1983 Form 10-K, File No. 1-3446).

          (g) New England Electric Transmission Corporation and PruCapital Management, Inc. et al: Note Agreement dated as of September 1, 1986 (Exhibit 10(g) to 1986 Form 10-K, File No. 1-3446); Mortgage, Deed of Trust and Security Agreement dated as of September 1, 1986 (Exhibit 10(g) to 1986 Form 10-K, File No. 1-3446); Equity Funding Agreement with New England Electric System dated as of December 1, 1985 (Exhibit 10(g) to 1991 Form 10-K, File No. 1-3446).

          (h) Vermont Electric Transmission Company, Inc. et al. and New England Power Company: Phase I Vermont Transmission Line Support Agreement dated as of December 1, 1981; Amendments dated as of June 1,

               1982, and November 1, 1982 (Exhibit 10(g) to 1982
               Form 10-K, File No. 1-3446); Amendment dated as of
               January 1, 1986 (Exhibit 10(h) to 1986 Form 10-K,
               File No. 1-3446).

          (i) New England Power Pool Agreement: (Exhibit 4(e), File No. 2-43025); Amendments dated July 1, 1972, and March 1, 1973 (Exhibit 10-15, File No. 2-48543); Amendment dated March 15, 1974 (Exhibit 10-5, File No. 2-52775); Amendment dated June 1, 1975 (Exhibit 10-14, File No. 2-57831); Amendment dated September 1, 1975 (Exhibit 10-13, File No. 2-59182); Amendments dated December 31, 1976, January 31, 1977, July 1, 1977, and August 1, 1977
               (Exhibit 10-16, File No. 2-61881); Amendments dated August 15, 1978, January 3, 1980, and February 1980 (Exhibit 10-3, File No. 2-68283); Amendment dated September 1, 1981 (Exhibit 10(h) to 1981 Form 10-K, File No. 1-3446); Amendment dated as of December 1, 1981 (Exhibit 10(h) to 1982 Form 10-K, File No. 1-3446); Amendments dated June 1, 1982, June 15, 1983, and October 1, 1983 (Exhibit 10(i) to 1983 Form 10-K, File No. 1-3446); Amendments dated August 1, 1985, August 15, 1985, September 1, 1985, and January 1, 1986 (Exhibit 10(i) to 1985 Form 10-K, File No. 1-3446); Amendment dated
               September 1, 1986 (Exhibit 10(i) to 1986 Form 10-K, File No. 1-3446); Amendment dated April 30, 1987 (Exhibit 10(i) to 1987 Form 10-K, File No. 1-3446);
               Amendments dated March 1, 1988 and May 1, 1988 (Exhibit 10(i) to 1988 Form 10-K, File No. 1-3446);
               Amendment dated March 15, 1989 (Exhibit 10(i) to 1989 Form 10-K, File No. 1-3446); Amendment dated October 1, 1990 (Exhibit 10(i) to 1990 Form 10-K, File No. 1-3446); Amendment dated as of September 15, 1992 (Exhibit 10(i) to 1992 Form 10-K, File No. 1-3446).

          (j) Public Service Company of New Hampshire et al. and New England Power Company: Agreement for Joint Ownership, Construction and Operation of New Hampshire Nuclear Units dated as of May 1, 1973; Amendments dated May 24, 1974, June 21, 1974, September 25, 1974 and October 25, 1974 (Exhibit 10-18(b), File No. 2-52820); Amendment dated January 31, 1975 (Exhibit 10-16(b), File No. 2-57831); Amendments dated April 18, 1979,
               April 25, 1979, June 8, 1979, October 11, 1979,
               December 15, 1979, June 16, 1980, December 31, 1980
               (Exhibit 10(i) to 1980 Form 10-K, File No. 1-3446);
               Amendments dated June 1, 1982, April 27, 1984,
               June 15, 1984 (Exhibit 10(j) to 1984 Form 10-K,
               File No. 1-3446); Amendments dated March 8, 1985, March 14, 1986, May 1, 1986 and September 19, 1986
               (Exhibit 10(j) to 1986 Form 10-K, File No. 1-3446);
               Amendment dated November 12, 1987 (Exhibit 10(j) to

               1987 Form 10-K, File No. 1-3446); Amendment dated January 13, 1989 (Exhibit 10(j) to 1989 Form 10-K, File No. 1-3446); Amendment dated as of November 1, 1990 (Exhibit 10(j) to 1991 Form 10-K, File No. 1-
               3446). Transmission Support Agreement dated as of May 1, 1973 (Exhibit 10-23, File No. 2-49184);
               Instrument of Transfer to NEP with respect to the New Hampshire Nuclear Units and Assumptions of Obligations dated December 17, 1975 and Agreement Among Participants in New Hampshire Nuclear Units, certain Massachusetts Municipal Systems and Massachusetts Municipal Wholesale Electric Company dated May 28, 1976 (Exhibit 10-16(c), File No. 2-57831); Seventh Amendment To and Restated Agreement for Seabrook Project Disbursing Agent (Exhibit 10(j) to 1991 Form 10-K, File No. 1-3446);
               Amendments dated as of June 29, 1992 (Exhibit 10(j) to 1992 Form 10-K, File No. 1-3446); Seabrook Project Managing Agent Operating Agreement dated as of June 29, 1992, and amendment to Seabrook Project Managing Agent Agreement dated as of June 29, 1992 (Exhibit 10(j) to 1992 Form 10-K, File No. 1-3446).

          (k) Vermont Yankee Nuclear Power Corporation et al. and New England Power Company: Capital Funds Agreement dated February 1, 1968, Amendment dated March 12, 1968, and Power Purchase Contract dated February 1, 1968 (Exhibit 4-6, File No. 2-29145); Amendments dated as of June 1, 1972 and April 15, 1983 (Exhibit 10(k) to 1983 Form 10-K, File No. 1-3446) and April 24, 1985 (Exhibit 10(k) to 1985 Form 10-K, File No. 1-3446); Amendment dated as of June 1, 1985 (Exhibit 10(k) to 1987 Form 10-K, File No. 1-3446); Amendments dated as of May 6, 1988 (Exhibit 10(k) to 1988 Form 10-K, File No. 1-3446);
               Amendment dated as of June 15, 1989 (Exhibit 10(k) to 1989 Form 10-K, File No. 1-3446); Additional Power Contract dated as of February 1, 1984 (Exhibit 10(k) to 1983 Form 10-K, File No. 1-3446);
               Guarantee Agreement dated as of November 5, 1981 (Exhibit 10(j) to 1981 Form 10-K, File No. 1-3446).

          (l) Yankee Atomic Electric Company et al. and New England Power Company: Amended and Restated Power Contract dated April 1, 1985 (Exhibit 10(l) to 1985 Form 10-K, File No. 1-3446); Amendment dated May 6, 1988 (Exhibit 10(l) to 1988 Form 10-K, File No. 1-3446); Amendments dated as of June 26, 1989 and July 1, 1989 (Exhibit 10 (l) to 1989 Form 10-K, File No. 1-3446); Amendment dated as of February 1, 1992 (Exhibit 10(l) to 1992 Form 10-K, File No. 1-
               3446).

         *(m)  New England Electric Companies' Deferred
               Compensation Plan as amended dated December 8, 1986 (Exhibit 10(m) to 1986 Form 10-K, File No. 1-3446).

         *(n)  New England Electric System Companies Retirement
               Supplement Plan as amended dated April 1, 1991
               (Exhibit 10(n) to 1991 Form 10-K, File No. 1-3446).

         *(o)  New England Electric Companies' Executive
               Supplemental Retirement Plan as amended dated April 1, 1991 (Exhibit 10(o) to 1991 Form 10-K, File No.
               1-3446).

         *(p)  New England Electric Companies' Incentive
               Compensation Plan as amended dated January 1, 1992
               (Exhibit 10(q) to 1992 Form 10-K, File No. 1-3446).

         *(q)  New England Electric Companies' Senior Incentive
               Compensation Plan as amended dated November 26,
               1991 (Exhibit 10(q) to 1991 Form 10-K, File No. 1-
               3446).

         *(r)  New England Electric Companies' Incentive
               Compensation Plan II as amended dated September 3,
               1992 (Exhibit 10(r) to 1992 Form 10-K, File No.
               1-3446).

         *(s)  New England Electric System Directors Deferred
               Compensation Plan as amended dated November 24,
               1992 (Exhibit 10(s) to 1992 Form 10-K, File No.
               1-3446).

         *(t)  Forms of Life Insurance Program (Exhibit 10(s) to
               1986 Form 10-K, File No. 1-3446); and Form of Life
               Insurance (Collateral Assignment) (Exhibit 10(t) to 1991 Form 10-K, File No. 1-3446).

          (u) New England Power Company and New England Hydro-Transmission Electric Company, Inc. et al:
               Phase II Massachusetts Transmission Facilities Support Agreement dated as of June 1, 1985 (Exhibit 10(t) to 1986 Form 10-K, File No. 1-3446);
               Amendment dated as of May 1, 1986 (Exhibit 10(t) to 1986 Form 10-K, File No. 1-3446); Amendments dated as of February 1, 1987, June 1, 1987, September 1, 1987, and October 1, 1987 (Exhibit 10(u) to 1987 Form 10-K, File No. 1-3446); Amendment dated as of August 1, 1988 (Exhibit 10(u) to 1988 Form 10-K, File No. 1-3446); Amendment dated January 1, 1989 (Exhibit 10(u) to 1990 Form 10-K, File No. 1-3446).

          (v) New England Power Company and New England Hydro-Transmission Corporation et al: Phase II New Hampshire Transmission Facilities Support Agreement dated as of June 1, 1985 (Exhibit 10(u) to 1986 Form 10-K, File No. 1-3446); Amendment dated as of May 1, 1986 (Exhibit 10(u) to 1986 Form 10-K, File No. 1-3446); Amendments dated as of February 1, 1987, June 1, 1987, September 1, 1987, and

               October 1, 1987 (Exhibit 10(v) to 1987 Form 10-K, File No. 1-3446); Amendment dated as of August 1,1988 (Exhibit 10(v) to 1988 Form 10-K, File No. 1-3446); Amendments dated January 1, 1989 and January 1, 1990 (Exhibit 10(v) to 1990 Form 10-K, File No. 1-3446).

          (w) New England Power Company et al: Phase II New England Power AC Facilities Support Agreement dated as of June 1, 1985 (Exhibit 10(v) to 1986 Form 10-K, File No. 1-3446); Amendment dated as of May 1, 1986 (Exhibit 10(v) to 1986 Form 10-K, File No. 1-3446); Amendments dated as of February 1, 1987, June 1, 1987, and September 1, 1987 (Exhibit 10(w) to 1987 Form 10-K, File No. 1-3446); Amendment dated as of August 1, 1988 (Exhibit 10(w) to 1988 Form 10-K, File No. 1-3446).

          (x) New England Hydro-Transmission Electric Company, Inc. and New England Electric System et al: Equity Funding Agreement dated as of June 1, 1985 (Exhibit 10(w) to 1986 Form 10-K, File No. 1-3446);
               Amendment dated as of May 1, 1986 (Exhibit 10(w) to 1986 Form 10-K, File No. 1-3446); Amendment dated as of September 1, 1987 (Exhibit 10(x) to 1987
               Form 10-K, File No. 1-3446); Amendment dated as of August 1, 1988 (Exhibit 10(x) to 1988 Form 10-K, File No. 1-3446).

          (y) New England Hydro-Transmission Corporation and New England Electric System et al: Equity Funding Agreement dated as of June 1, 1985 (Exhibit 10(x) to 1986 Form 10-K, File No. 1-3446); Amendment dated as of May 1, 1986 (Exhibit 10(x) to 1986 Form 10-K, File No. 1-3446); Amendment dated as of September 1, 1987 (Exhibit 10(y) to 1987 Form 10-K, File No. 1-3446); Amendment dated as of August 1, 1988 (Exhibit 10(y) to 1988 Form 10-K, File No. 1-3446).

         (aa) Ocean State Power, et al., and Narragansett Energy Resources Company: Equity Contribution Agreement dated as of December 29, 1988 (Exhibit 10(aa) to 1988 Form 10-K, File No. 1-3446); Amendment dated as of September 29, 1989 (Exhibit 10 (aa) to 1989 Form 10-K File No. 1-3446); Ocean State Power, et al., and New England Electric System: Equity Contribution Support Agreement dated as of December 29, 1988 (Exhibit 10(aa) to 1988 Form 10-K, File No. 1-3446); Amendment dated as of September 29, 1989 (Exhibit 10 (aa) to 1989 Form 10-K, File No. 1-3446); Ocean State Power II, et al., and Narragansett Energy Resources Company:Equity Contribution Agreement dated as of September 29, 1989 (Exhibit 10 (aa) to 1989 Form 10-K File No. 1-3446); Ocean State Power II, et al., and New England Electric System: Equity Contribution Support Agreement dated as of September 29, 1989 (Exhibit 10 (aa) to 1989 Form 10-K File No. 1-3446).

        *(bb)  New England Power Service Company and Joan T. Bok:
               Service Credit Letter dated October 21, 1982
               (Exhibit 10(cc) to 1992 Form 10-K, File No.
               1-3446).

        *(cc)  New England Electric System and John W. Rowe:
               Service Credit Letter dated December 5, 1988
               (Exhibit 10(dd) to 1992 Form 10-K, File No.
               1-3446).

        *(dd)  New England Power Service Company and the Company:
               Form of Supplemental Pension Service Credit
               Agreement (Exhibit 10(ee) to 1992 Form 10-K, File
               No. 1-3446).

        *(ee)  New England Electric System and Frederic E.
               Greenman: Service Credit Letter dated February 23,
               1994 (filed herewith).

        *(ff)  New England Electric System and John W. Newsham;
               Pension Service Credit Agreement dated February 23, 1994 (filed herewith).

   * Compensation related plan, contract, or arrangement.

   (13) 1994 Annual Report to Shareholders (filed herewith).

   (21) Subsidiary list appears in Part I of this document.

   (24) Power of Attorney (filed herewith).

   (27) Financial Data Schedule (filed herewith).


                               NEP
                               ---

   (3)    (a)  Articles of Organization as amended through June
               27, 1987 (Exhibit 3(a) to 1988 Form 10-K, File No.
               0-1229).

          (b)  By-laws of the Company as amended June 25, 1987
               (Exhibit 3 to 1987 Form 10-K, File No. 0-1229).

   (4) General and Refunding Mortgage Indenture and Deed of Trust dated as of January 1, 1977 and nineteen supplements thereto (Exhibit 4(b) to 1980 Form 10-K, File No. 0-1229;
        Exhibit 4(b) to 1982 Form 10-K, File No. 0-1229; Exhibit 4(b) to 1983 Form 10-K, File No. 0-1229; Exhibit 4(b) to 1985 Form 10-K, File No. 0-1229; Exhibit 4(b) to 1986 Form

        10-K, File No. 0-1229; Exhibit 4(b) to 1986 Form 10-K,
        File No. 0-1229; Exhibit 4(b) to 1988 Form 10-K, File No. 0-1229; Exhibit 4(c)(ii) to 1989 NEES Form 10-K, File No. 1-3446; Exhibit 4(c)(ii) to 1990 NEES Form 10-K, File No. 1-3446; Exhibit 4(c)(ii) to 1991 NEES Form 10-K, File No. 1-3446; Exhibit 4(c)(ii) to 1992 NEES Form 10-K, File No. 1-3446; Exhibit 4(d) to 1993 NEES Form 10-K, File No. 1-3446).

   (10) Material Contracts

          (a)  Boston Edison Company et al. and the Company:
               Amended REMVEC Agreement dated August 12, 1977
               (Exhibit 5-4(d), File No. 2-61881).

          (b) The Connecticut Light and Power Company et al. and the Company: Sharing Agreement for Joint Ownership, Construction and Operation of Millstone Unit No. 3 dated as of September 1, 1973, and Amendment dated as of August 1, 1974 (Exhibit 10-5, File No. 2-52820); Amendments dated as of December 15, 1975 and April 1, 1986 (Exhibit 10(b) to NEES' 1990 Form 10-K File No. 1-3446). Transmission Support Agreement dated August 9, 1974; Instrument of Transfer to the Company with respect to the 1979 Connecticut Nuclear Unit, and Assumption of Obligations, dated December 17, 1975 (Exhibit 10-6(b), File No. 2-57831).

          (c) Connecticut Yankee Atomic Power Company et al. and the Company: Stockholders Agreement dated July 1, 1964 (Exhibit 13-9-A, File No. 2-2006); Power
               Purchase Contract dated July 1, 1964 (Exhibit 13-9-B, File No. 2-23006); Supplementary Power Contract dated as of April 1, 1987 (Exhibit 10(c) to 1987 Form 10-K, File No. 0-1229); Capital Funds Agreement dated September 1, 1964 (Exhibit 13-9-C, File No. 2-23006);

               Transmission Agreement dated October 1, 1964
               (Exhibit 13-9-D, File No. 2-23006); Agreement revising Transmission Agreement dated July 1, 1979 (Exhibit to NEES' 1979 Form 10-K, File No. 1-3446); Five Year Capital Contribution Agreement dated November 1, 1980 (Exhibit 10(e) to NEES' 1980 Form 10-K, File No. 1-3446); Guarantee Agreement dated as of November 13, 1981 (Exhibit 10(d) to NEES' 1981 Form 10-K, File No. 1-3446); Guarantee Agreement dated as of August 1, 1985 (Exhibit 10(c) to NEES' 1985 Form 10-K, File No. 1-3446).

          (d)  Maine Yankee Atomic Power Company et al. and the
               Company: Capital Funds Agreement dated May 20, 1968 and Power Purchase Contract dated May 20, 1968 (Exhibit 4-5, File No. 2-29145); Amendments dated as of January 1, 1984, March 1, 1984 (Exhibit 10(d) to NEES' 1983 Form 10-K, File No. 1-3446); October 1, 1984, and August 1, 1985 (Exhibit 10(d) to NEES' 1985 Form 10-K, File No. 1-3446); Stockholders Agreement dated May 20, 1968 (Exhibit 10-20; File No. 2-34267); Additional Power Contract dated as of February 1, 1984 (Exhibit 10(d) to NEES' 1985 Form 10-K, File No. 1-3446); Guarantee Agreement dated as of September 23, 1985 (Exhibit 10(d) to NEES' 1985 Form 10-K, File No. 1-3446).

          (e) Mass. Electric and the Company: Primary Service for Resale dated February 15, 1974 (Exhibit 5-17(a), File No. 2-52969); Amendment of Service Agreement dated June 22, 1983 (Exhibit 10(b) to Mass. Electric's 1986 Form 10-K, File No. 0-5464); Amendment of Service Agreement effective
               November 1, 1993 (Exhibit 10(e) to 1993 Form 10-K, File No. 0-1229); Memorandum of Understanding effective May 22, 1994 (filed herewith).

          (f)  The Narragansett Electric Company and the Company:
               Primary Service for Resale dated February 15, 1974 (Exhibit 4-1(b), File No. 2-51292); Amendment of Service Agreement dated July 26, 1990 (Exhibit 4(f) to New England Power Company's 1990 Form 10-K, File No. 0-1229). Amendment of Service Agreement dated July 24, 1991 (Exhibit 10(f) to 1991 Form 10-K,
               File No. 0-1229); Amendment of Service Agreement effective November 1, 1993 (Exhibit 10(f) to 1993 Form 10-K, File No. 0-1229); Memorandum of Understanding effective May 22, 1994 (Exhibit 10(e) to 1994 Form 10-K, File No. 0-1229).

          (g)  Time Charter between Intercoastal Bulk Carriers,
               Inc., and New England Power Company dated as of
               December 27, 1989 (Exhibit 10(g) to 1989 Form 10-K, File No. 1-3446).

          (h) New England Electric Transmission Corporation et al. and the Company: Phase I Terminal Facility Support Agreement dated as of December 1, 1981 (Exhibit 10(g) to NEES' 1981 Form 10-K, File No. 1-3446); Amendments dated as of June 1, 1982 and November 1, 1982 (Exhibit 10(f) to NEES' 1982 Form 10-K, File No. 1-3446); Agreement with respect to Use of the Quebec Interconnection dated as of December 1, 1981 (Exhibit 10(g) to NEES' 1981 Form 10-K, File No. 1-3446); Amendments dated as of May 1, 1982 and November 1, 1982 (Exhibit 10(f) to NEES' 1982 Form 10-K, File No. 1-3446); Amendment dated as of January 1, 1986 (Exhibit 10(f) to NEES' 1986 Form 10-K, File No. 1-3446); Agreement for Reinforcement and Improvement of the Company's Transmission System dated as of April 1, 1983 (Exhibit 10(f) to NEES' 1983 Form 10-K, File No. 1-3446); Lease dated as of May 16, 1983 (Exhibit

               10(f) to NEES' 1983 Form 10-K, File No. 1-3446);
               Upper Development-Lower Development Transmission Line Support Agreement dated as of May 16, 1983 (Exhibit 10(f) to NEES' 1983 Form 10-K, File No. 1-3446).

          (i) Vermont Electric Transmission Company, Inc. et al. and the Company: Phase I Vermont Transmission Line Support Agreement dated as of December 1, 1981; Amendments dated as of June 1, 1982 and November 1, 1982 (Exhibit 10(g) to NEES' 1982 Form 10-K, File No. 1-3446); Amendment dated as of January 1, 1986 (Exhibit 10(h) to NEES' 1986 Form 10-K, File No. 1-3446).

          (j)  New England Energy Incorporated and the Company:
               Fuel Purchase Contract dated July 26, 1979, and Amendment dated August 26, 1981 (Exhibit 10(f)(iii) to NEES' 1981 Form 10-K, File No. 1-3446);
               Amendment dated March 26, 1985, and Amendment effective January 1, 1984 (Exhibit 10(e)(iii) to NEES' 1985 Form 10-K, File No. 1-3446); Amendment dated as of April 28, 1989 (Exhibit 10(e)(iii) to 1989 NEES Form 10-K, File No. 1-3446).

          (k) New England Power Pool Agreement: (Exhibit 4(e), File No. 2-43025); Amendments dated July 1, 1972, March 1, 1973 (Exhibit 10-15, File No. 2-48543);Amendment dated March 15, 1974 (Exhibit 10-5, File No. 2-52775); Amendment dated June 1, 1975 (Exhibit 10-14, File No. 2-57831); Amendment dated September 1, 1975 (Exhibit 10-13, File No. 2-59182); Amendments dated December 31, 1976, January 31, 1977, July 1, 1977, and August 1, 1977
               (Exhibit 10-16, File No. 2-61881); Amendments dated August 15, 1978, January 3, 1980, and February 1980 (Exhibit 10-3, File No. 2-68283); Amendment dated September 1, 1981 (Exhibit 10(h) to NEES' 1981 Form 10-K, File No. 1-3446); Amendment dated December 1, 1981 (Exhibit 10(h) to NEES' 1982 Form 10-K, File No. 1-3446); Amendments dated June 1, 1982,
               June 15, 1983, and October 1, 1983 (Exhibit 10(i) to NEES' 1983 Form 10-K, File 1-3446); Amendments dated August 1, 1985, August 15, 1985, September 1, 1985, and January 1, 1986 (Exhibit 10(i) to NEES' 1985 Form 10-K, File No. 1-3446); Amendment dated September 1, 1986 (Exhibit 10(i) to NEES' 1986 Form 10-K, File No. 1-3446); Amendment dated April 30, 1987 (Exhibit 10(i) to NEES' 1987 Form 10-K, File No. 1-3446); Amendments dated March 1, 1988 and May 1, 1988 (Exhibit 10(i) to NEES' 1988 Form 10-K,
               File No. 1-3446); Amendment dated March 15, 1989 (Exhibit 10(i) to 1989 NEES Form 10-K, File No. 1-3446); Amendment dated October 1, 1990 (Exhibit 10 (i) to 1990 NEES Form 10-K, File No. 1-3446);
               Amendment dated October 1, 1990 Exhibit 10(i) to

               1990 NEES Form 10-K, File No. 1-3446); Amendment dated as of September 15, 1992 (Exhibit 10(i) to
               1992 NEES Form 10-K, File No. 1-3446).

          (l)  New England Power Service Company and the Company:
               Specimen of Service Contract (filed herewith).


          (m) Public Service Company of New Hampshire et al. and the Company: Agreement for Joint Ownership, Construction and Operation of New Hampshire Nuclear Units dated as of May 1, 1973; Amendments dated May 24, 1974, June 21, 1974, September 25, 1974 and
               October 25, 1974 (Exhibit 10-18(b), File No.
               2-52820); Amendment dated January 31, 1975 (Exhibit 10-16(b), File No. 2-57831); Amendments dated April 18, 1979, April 25, 1979, June 8, 1979, October 11,
               1979, December 15, 1979, June 16, 1980, and
               December 31, 1980 (Exhibit 10(i) to NEES' 1980 Form 10-K, File No. 1-3446); Amendments dated June 1, 1982, April 27, 1984, and June 15, 1984 (Exhibit
               10(j) to NEES' 1984 Form 10-K, File No. 1-3446);
               Amendments dated March 8, 1985, March 14, 1986,
               May 1, 1986, and September 19, 1986 (Exhibit 10(j) to NEES' 1986 Form 10-K, File No. 1-3446);
               Amendment dated November 12, 1987 (Exhibit 10(j) to NEES' 1987 Form 10-K, File No. 1-3446); Amendment dated January 13, 1989 (Exhibit 10(j) to NEES' 1990 Form 10-K, File No. 1-3446); Seventh Amendment as of November 1, 1990 (Exhibit 10(m) to NEES' 1991 Form 10-K, File No. 1-3446). Transmission Support Agreement dated as of May 1, 1973 (Exhibit 10-23, File No. 2-49184); Instrument of Transfer to the Company with respect to the New Hampshire Nuclear Units and Assumptions of Obligations dated December 17, 1975 and Agreement Among Participants in New Hampshire Nuclear Units, certain Massachusetts Municipal Systems and Massachusetts Municipal Wholesale Electric Company dated May 28, 1976 (Exhibit 16(c), File No. 2-57831); Seventh Amendment To and Restated Agreement for Seabrook Project Disbursing Agent dated as of November 1, 1990 (Exhibit 10(m) to NEES' 1991 Form 10-K, File No. 1-3446); Amendments dated as of June 29, 1992 (Exhibit 10(j) to NEES' 1992 Form 10-K, File No. 1-
               3446). Settlement Agreement dated as of July 19, 1990 between Northeast Utilities Service Company and the Company (Exhibit 10(m) to NEES' 1991 Form 10-K, File No. 1-3446). Seabrook Project Managing Agent Operating Agreement dated as of June 29, 1992, Amendment to Seabrook Project Managing Agent Operating Agreement dated as of June 29, 1992 (Exhibit 10(j) to NEES' 1992 Form 10-K, File No. 1-
               3446).

          (n) Vermont Yankee Nuclear Power Corporation et al. and the Company: Capital Funds Agreement dated February 1, 1968, Amendment dated March 12, 1968 and Power Purchase Contract dated February 1, 1968 (Exhibit 4-6, File No. 2-29145); Amendments dated as of June 1, 1972, April 15, 1983 (Exhibit 10(k) to NEES' 1983 Form 10-K, File No. 0-1229) and
               April 24, 1985 (Exhibit 10(n) to NEES' 1985 Form 10-K, File No. 1-3446); Amendment dated as of
               June 1, 1985 (Exhibit 10(n) to 1988 Form 10-K, File No. 0-1229); Amendments dated May 6, 1988 (Exhibit 10(n) to 1988 Form 10-K, File No. 0-1229);
               Amendment dated as of June 15, 1989 (Exhibit 10(k) to 1989 NEES Form 10-K, File No. 1-3446); Additional Power Contract dated as of February 1, 1984 (Exhibit 10(k) to NEES' 1983 Form 10-K, File No. 1-3446); Guarantee Agreement dated as of November 5, 1981 (Exhibit 10(j) to NEES' 1981 Form 10-K, File No. 1-3446).

          (o)  Yankee Atomic Electric Company et al. and the
               Company: Amended and Restated Power Contract dated April 1, 1985 (Exhibit 10(l) to NEES' 1985 Form 10-K, File No. 1-3446); Amendment dated May 6, 1988 (Exhibit 10(l) to NEES' 1988 Form 10-K, File No. 1-3446); Amendments dated as of June 26, 1989 and July 1, 1989 (Exhibit 10(l) to 1989 NEES Form 10-K, File No. 1-3446); Amendment dated as of February 1, 1992 (Exhibit 10(l) to 1992 NEES Form 10-K, File No. 1-3446).

         *(p)  New England Electric Companies' Deferred
               Compensation Plan as amended dated December 8, 1986 (Exhibit 10(m) to NEES' 1986 Form 10-K, File No.
               1-3446).

         *(q)  New England Electric System Companies Retirement
               Supplement Plan as amended dated April 1, 1991
               (Exhibit 10(n) to NEES' 1991 Form 10-K, File No.
               1-3446).

         *(r)  New England Electric Companies' Executive
               Supplemental Retirement Plan as amended dated April 1, 1991 (Exhibit 10(o) to NEES' 1991 Form 10-K,
               File No. 1-3446).

         *(s) New England Electric Companies' Incentive Compensation Plan as amended dated January 1, 1992 (Exhibit 10(p) to NEES' 1992 Form 10-K, File No. 1-3446); New England Electric Companies' Senior Incentive Compensation Plan as amended dated November 26, 1991 (Exhibit 10(q) to NEES' 1991 Form 10-K, File No. 1-3446).

         *(t)  Forms of Life Insurance Program: (Exhibit 10(s) to
               NEES' 1986 Form 10-K, File No. 1-3446); and Form of

               Life Insurance (Collateral Assignment) (Exhibit
               10(t) to NEES' 1991 Form 10-K, File No. 1-3446).

         *(u)  New England Electric Companies' Incentive
               Compensation Plan II as amended dated September 1,
               1992 (Exhibit 10 (r) to NEES' 1992 Form 10-K, File
               No. 1-3446).

          (v) New England Hydro-Transmission Electric Company, Inc. et al. and the Company: Phase II Massachusetts Transmission Facilities Support Agreement dated as of June 1, 1985 (Exhibit 10(t) to NEES' 1986 Form 10-K, File No. 1-3446);
               Amendment dated as of May 1, 1986 (Exhibit 10(t) to NEES' 1986 Form 10-K, File No. 1-3446); Amendments dated as of February 1, 1987, June 1, 1987, September 1, 1987, and October 1, 1987 (Exhibit 10(u) to NEES' 1987 Form 10-K, File No. 1-3446);
               Amendment dated as of August 1, 1988 (Exhibit 10(u) to NEES' 1988 Form 10-K, File No. 1-3446);
               Amendment dated January 1, 1989 (Exhibit 10 (u) to NEES' 1990 Form 10-K, File No. 1-3446).

          (w) New England Hydro-Transmission Corporation et al. and the Company: Phase II New Hampshire Transmission Facilities Support Agreement dated as of June 1, 1985 (Exhibit 10(u) to NEES' 1986 Form 10-K, File No. 1-3446); Amendment dated as of
               May 1, 1986 (Exhibit 10(u) to NEES' 1986 Form 10-K, File No. 1-3446); Amendments dated as of February 1, 1987, June 1, 1987, September 1, 1987, and
               October 1, 1987 (Exhibit 10(v) to NEES' 1987 Form 10-K, File No. 1-3446). Amendment dated as of August 1, 1988 (Exhibit 10(v) to NEES' 1988 Form 10-K, File No. 1-3446); Amendments dated January 1, 1989 and January 1, 1990 (Exhibit 10 (v) to NEES' 1990 Form 10-K, File No. 1-3446).

          (x)  Vermont Electric Power Company et al. and the
               Company: Phase II New England Power AC Facilities Support Agreement dated as of June 1, 1985 (Exhibit 10(v) to NEES' 1986 Form 10-K, File No. 1-3446);
               Amendment dated as of May 1, 1986 (Exhibit 10(v) to NEES' 1986 Form 10-K, File No. 1-3446). Amendments dated as of February 1, 1987, June 1, 1987, and September 1, 1987 (Exhibit 10(w) to NEES' 1987 Form 10-K, File No. 1-3446); Amendment dated as of August 1, 1988 (Exhibit 10(w) to NEES' 1988 Form 10-K, File No. 1-3446).

          (y) TransCanada Pipelines Limited and the Company: Firm Service Contract for Firm Transportation Service for natural gas dated as of January 6, 1992; Amendment dated as of March 2, 1992 (Exhibit 10(y) to 1992 Form 10-K, File No. 0-1229); Amendment dated as of October 29, 1993 (filed herewith).

          (z) Renaissance Energy Ltd. and the Company: Temporary Transportation Contract Assignment (capacity swap) for Firm Transportation Service for natural gas dated as of October 27, 1993; Amendment dated as of October 25, 1994 (filed herewith).

         (aa)  Algonquin Gas Transmission Company and the Company:
               X-38 Service Agreement for Firm Transportation of natural gas dated July 3, 1992; Amendment dated July 31, 1992 (Exhibit 10(aa) to 1992 Form 10-K, File No. 0-1229); Amendment dated April 15, 1994 (filed herewith).

         (bb)  ANR Pipeline Company and the Company: Gas
               Transportation Agreement dated July 18, 1990
               (Exhibit 10(bb) to 1992 Form 10-K, File No.
               0-1229).

         (cc)  Columbia Gas Transmission Corporation and the
               Company: Service Agreement for Service under FTS
               Rate Schedule dated June 13, 1991 (Exhibit 10(cc) to 1993 Form 10-K, File No. 0-1229).

         (dd)  Iroquois Gas Transmission System, L.P. and the
               Company: Gas Transportation Contract for Firm
               Reserved Service dated as of June 5, 1991 (Exhibit
               10(dd) to 1992 Form 10-K, File No. 0-1229).

         (ee)  Tennessee Gas Pipeline Company and the Company:
               Firm Natural Gas Transportation Agreement dated
               July 9, 1992 (Exhibit 10(ee) to 1992 Form 10-K,
               File No. 0-1229).

   * Compensation related plan, contract, or arrangement.

   (12) Statement re computation of ratios for incorporation by reference into NEP registration statements on Form S-3, Commission File Nos. 33-48257, 33-48897, and 33-49193
        (filed herewith).

   (13) 1994 Annual Report to Stockholders (filed herewith).

   (21) Subsidiary list (filed herewith).

   (24) Power of Attorney (filed herewith).

   (27) Financial Data Schedule (filed herewith).

                         Mass. Electric
                         --------------

   (3)    (a)  Articles of Organization of the Company as amended
               March 5, 1993, August 11, 1993, September 20, 1993,
               and November 15, 1993 (Exhibit 3(a) to 1993 Form
               10-K, File No. 0-5464).

          (b) By-Laws of the Company as amended February 4, 1993, July 30, 1993, and September 15, 1993 (Exhibit 3(b) to 1993 Form 10-K, File No. 0-5464).

   (4) First Mortgage Indenture and Deed of Trust, dated as of July 1, 1949, and twenty supplements thereto (Exhibit 7-A, File No. 1-8019; Exhibit 7-B, File No. 2-8836; Exhibit 4-C, File No. 2-9593; Exhibit 4 to 1980 Form 10-K, File No. 2-8019; Exhibit 4 to 1982 Form 10-K, File No. 0-5464;
        Exhibit 4 to 1986 Form 10-K, File No. 0-5464); Exhibit 4 to 1988 Form 10-K, File No. 0-5464; Exhibit 4(a) to 1989 NEES Form 10-K, File No. 1-3446; Exhibit 4(a) to 1992 NEES Form 10-K, File No. 1-3446; Exhibit 4(a) to 1993 NEES Form 10-K, File No. 1-3446).

   (10) Material Contracts

          (a)  Boston Edison Company et al. and Company:  Amended
               REMVEC Agreement dated August 12, 1977 (Exhibit
               5-4(d), File No. 2-61881).

          (b) New England Power Company and the Company: Primary Service for Resale dated February 15, 1974 (Exhibit 5-17(a), File No. 2-52969); Amendment of Service Agreement dated July 22, 1983 (Exhibit 10(b) to 1986 Form 10-K, File No. 0-5464); Amendment of Service Agreement effective November 1, 1993 (Exhibit 10(e) to 1993 NEP Form 10-K, File No. 0-
               1229); Memorandum of Understanding effective May 22, 1994 (Exhibit 10(e) to 1994 NEP Form 10-K, File No. 0-1229).

          (c) New England Power Pool Agreement: (Exhibit 4(e), File No. 2-43025); Amendments dated July 1, 1972, and March 1, 1973 (Exhibit 10-15, File No. 2-48543); Amendment dated March 15, 1974 (Exhibit 10-5, File No. 2-52775); Amendment dated June 1, 1975 (Exhibit 10-14, File No. 2-57831); Amendment dated September 1, 1975 (Exhibit 10-13, File No. 2-59182); Amendments dated December 31, 1976, January 31, 1977, July 1, 1977, and August 1, 1977
               (Exhibit 10-16, File No. 2-61881); Amendments dated August 15, 1978, January 3, 1980, and February 1980 (Exhibit 10-3, File No. 2-68283); Amendment dated September 1, 1981 (Exhibit 10(h) to NEES' 1981 Form 10-K, File No. 1-3446); Amendment dated as of December 1, 1981 (Exhibit 10(h) to NEES' 1982 Form

               10-K, File No. 1-3446); Amendments dated June 1, 1982, June 15, 1983, and October 1, 1983 (Exhibit 10(i) to NEES' 1983 Form 10-K, File No. 1-3446);
               Amendments dated August 1, 1985, August 15, 1985, September 1, 1985, and January 1, 1986 (Exhibit 10(i) to NEES' 1985 Form 10-K, File No. 1-3446);
               Amendment dated September 1, 1986 (Exhibit 10(i) to NEES' 1986 Form 10-K, File No. 1-3446); Amendments dated April 30, 1987 (Exhibit 10(i) to NEES' 1987 Form 10-K, File No. 1-3446); Amendments dated
               March 1, 1988 and May 1, 1988 (Exhibit 10(i) to NEES' 1988 Form 10-K, File No. 1-3446); Amendment dated March 15, 1989 (Exhibit 10(i) to 1989 NEES Form 10-K, File No. 1-3446). Amendment dated October 1, 1990 (Exhibit 10(i) to 1990 NEES Form 10-K, File No. 1-3446); Amendment dated as of September 15, 1992 (Exhibit 10(i) to 1992 NEES Form 10-K, File No. 1-3446).

          (d)  New England Power Service Company and the Company:
               Specimen of Service Contract (Exhibit 10(l) to 1994 NEP Form 10-K, File No. 0-1229).

          (e)  New England Telephone and Telegraph Company and the
               Company: Specimen of Joint Ownership Agreement for Wood Poles (Exhibit 4(e), File No. 2-24458).

         *(f)  New England Electric Companies' Deferred
               Compensation Plan as amended dated December 8, 1986 (Exhibit 10(m) to NEES' 1986 Form 10-K, File No.
               1-3446).

         *(g)  New England Electric System Companies Retirement
               Supplement Plan as amended dated April 1, 1991
               (Exhibit 10(n) to NEES' 1991 Form 10-K, File No.
               1-3446).

         *(h)  New England Electric Companies' Executive
               Supplemental Retirement Plan as amended dated April 1, 1991 (Exhibit 10(o) to NEES' 1991 Form 10-K,
               File No. 1-3446).

         *(i)  New England Electric Companies' Incentive
               Compensation Plan as amended dated January 1, 1992
               (Exhibit 10(p) to NEES' 1992 Form 10-K, File No.
               1-3446).

         *(j)  New England Electric Companies' Form of Deferred
               Compensation Agreement for Directors (Exhibit 10(p) to NEES' 1980 Form 10-K, File No. 1-3446).

         *(k)  New England Electric Companies' Senior Incentive
               Compensation Plan as amended dated November 26,
               1991 (Exhibit 10(q) to NEES' 1991 Form 10-K, File
               No. 1-3446).

         *(l) Forms of Life Insurance Program: (Exhibit 10(s) to NEES' 1986 Form 10-K, File No. 1-3446); and Form of Life Insurance (Collateral Assignment) (Exhibit 10(t) to NEES' 1991 Form 10-K, File No. 1-3446).

         *(m)  New England Electric Companies' Incentive
               Compensation Plan II as amended dated September 1,
               1992 (Exhibit 10(r) to NEES' 1992 Form 10-K, File
               No. 1-3446).

         *(n)  New England Power Service Company and the Company:
               Form of Supplemental Pension Service Credit
               Agreement (Exhibit 10(ee) to 1992 NEES Form 10-K,
               File No. 1-3446).

   * Compensation related plan, contract, or arrangement.

   (13) 1994 Annual Report to Stockholders (filed herewith).

   (24) Power of Attorney (filed herewith).

   (27) Financial Data Schedule (filed herewith).


                          Narragansett
                          ------------

   (3)    (a)  Articles of Incorporation as amended June 9, 1988
               (Exhibit 3(a) to 1988 Form 10-K, File No. 0-898).

          (b)  By-Laws of the Company (Exhibit 3 to 1980 Form
               10-K, File No. 0-898).

   (4)    (a)  First Mortgage Indenture and Deed of Trust, dated
               as of September 1, 1944, and twenty-one supplements thereto (Exhibit 7-1, File No. 2-7042; Exhibit 7-B, File No. 2-7490; Exhibit 4-C, File No. 2-9423;
               Exhibit 4-D, File No. 2-10056; Exhibit 4 to 1980 Form 10-K, File No. 0-898; Exhibit 4 to 1982 Form 10-K, File No. 0-898; Exhibit 4 to 1983 Form 10-K, File No. 0-898; Exhibit 4 to 1985 Form 10-K, File No. 0-898; Exhibit 4 to 1986 Form 10-K, File No. 0-898; Exhibit 4 to 1987 Form 10-K, File No. 0-898;
               Exhibit 4(b) to 1991 NEES Form 10-K, File No. 1-3446; Exhibit 4(b) to 1992 NEES Form 10-K, File No. 1-3446; Exhibit 4(b) to 1993 NEES Form 10-K, File No. 1-3446).

          (b)  The Narragansett Electric Company Preference
               Provisions, as amended, dated March 23, 1993
               (Exhibit 4(c) to 1993 NEES Form 10-K, File No. 1-
               3446).

   (10) Material Contracts

          (a)  Boston Edison Company et al. and the Company:
               Amended REMVEC Agreement dated August 12, 1977
               (Exhibit 5-4(d), File No. 2-61881).

          (b) New England Power Company and the Company: Primary Service for Resale dated February 15, 1974 (Exhibit 4-1(b), File No. 2-51292); Amendment of Service Agreement dated July 26, 1990 (Exhibit 10(f) to 1990 NEP Form 10-K, File No. 0-1229); Amendment of Service Agreement dated July 24, 1991 (Exhibit 4(f) to 1991 NEP Form 10-K, File No. 0-1229); Amendment of Service Agreement effective November 1, 1993 (Exhibit 10(f) to 1993 NEP Form 10-K, File No. 0-1229); Memorandum of Understanding effective May 22, 1994 (Exhibit 10(f) to 1994 NEP Form 10-K, File No. 0-1229).

          (c) New England Power Pool Agreement: (Exhibit 4(e), File No. 2-43025); Amendments dated July 1, 1972, and March 1, 1973 (Exhibit 10-15, File No. 2-48543); Amendment dated March 15, 1974 (Exhibit 10-5, File No. 2-52775); Amendment dated June 1, 1975 (Exhibit 10-14, File No. 2-57831); Amendment dated September 1, 1975 (Exhibit 10-13, File No. 2-59182); Amendments dated December 31, 1976, January 31, 1977, July 1, 1977, and August 1, 1977
               (Exhibit 10-16, File No. 2-61881); Amendments dated August 15, 1978, January 3, 1980, and February 1980 (Exhibit 10-3, File No. 2-68283); Amendment dated September 1, 1981 (Exhibit 10(h) to NEES' 1981 Form 10-K, File No. 1-3446); Amendment dated December 1, 1981 (Exhibit 10(h) to NEES' 1982 Form 10-K, File No. 1-3446); Amendments dated June 1, 1982,
               June 15, 1983, and October 1, 1983 (Exhibit 10(i) to NEES' 1983 Form 10-K, File No. 1-3446);
               Amendments dated August 1, 1985, August 15, 1985, September 1, 1985, and January 1, 1986 (Exhibit 10
               (i) to NEES' 1985 Form 10-K, File No. 1-3446);
               Amendment dated September 1, 1986 (Exhibit 10(i) to NEES' 1986 Form 10-K, File No. 1-3446); Amendment dated April 30, 1987 (Exhibit 10(i) to NEES' 1987 Form 10-K, File No. 1-3446); Amendments dated March 1, 1988 and May 1, 1988 (Exhibit 10(i) to NEES' 1988 Form 10-K, File No. 1-3446); Amendment dated March 15, 1989 (Exhibit 10(i) to 1989 NEES Form 10-K, File No. 1-3446). Amendment dated October 1, 1990 (Exhibit 10(i) to 1990 NEES' Form 10-K, File No. 1-3446); Amendment dated as of September 15, 1992 (Exhibit 10(i) to NEES' 1992 Form 10-K, File No. 1-3446.

          (d)  New England Power Service Company and the Company:
               Specimen of Service Contract (Exhibit 4(l) to 1994
               NEP Form 10-K, File No. 0-1229).

          (e)  New England Telephone and Telegraph Company and the
               Company: Specimen of Joint Ownership Agreement for Wood Poles (Exhibit 3(d), File No. 2-24458).

         *(f)  New England Electric Companies' Deferred
               Compensation Plan for Officers, as amended December 8, 1986 (Exhibit 10(m) to NEES' 1986 Form 10-K,
               File No. 1-3446).

         *(g)  New England Electric System Companies Retirement
               Supplement Plan, as amended April 1, 1991 (Exhibit
               10(n) to NEES' 1991 Form 10-K, File No. 1-3446).

         *(h)  New England Electric Companies' Executive
               Supplemental Retirement Plan, as amended dated
               April 1, 1991 (Exhibit 10(o) to NEES' 1991
               Form 10-K, File No. 1-3446).

         *(i) New England Companies' Incentive Compensation Plan, as amended dated January 1, 1992 (Exhibit 10(p) to
               NEES' 1992 Form 10-K, File No. 1-3446).

         *(j)  New England Electric Companies' Form of Deferred
               Compensation Agreement for Directors (Exhibit 10(p) to NEES' 1980 Form 10-K, File No. 1-3446).

         *(k)  New England Electric Companies' Senior Incentive
               Compensation Plan as amended dated November 26,
               1991 (Exhibit 10(q) to NEES' 1991 Form 10-K, File
               No. 1-3446).

         *(l) Forms of Life Insurance Program (Exhibit 10(s) to NEES' 1986 Form 10-K, File No. 1-3446); and Form of Life Insurance (Collateral Assignment) (Exhibit 10(t) to NEES' 1991 Form 10-K, File No. 1-3446).

         *(m)  New England Electric Companies' Incentive
               Compensation Plan II as amended dated September 1,
               1992 (Exhibit 10(r) to NEES' 1992 Form 10-K, File
               No. 1-3446).

         *(n)  New England Power Service Company and the Company:
               Form of Supplemental Pension Service Credit
               Agreement (Exhibit 10(ee) to 1992 NEES Form 10-K,
               File No. 1-3446).

   * Compensation related plan, contract, or arrangement.

   (12) Statement re computation of ratios for incorporation by reference into the Narragansett registration statement on Form S-3, Commission File No. 33-50015 (filed herewith).

   (13) 1994 Annual Report to Stockholders (filed herewith).

   (24) Power of Attorney (filed herewith).

   (27) Financial Data Schedule (filed herewith).


Reports on Form 8-K

                              NEES
                              ----

    NEES filed reports on Form 8-K dated October 25, 1994 and
December 7, 1994, both of which contained Item 5.

                               NEP
                               ---

    NEP filed reports on Form 8-K dated October 25, 1994 and
December 7, 1994, both of which contained Item 5.

                         Mass. Electric
                         --------------

    None.

                          Narragansett
                          ------------

    Narragansett filed reports on Form 8-K dated April 27, 1994,
April 28, 1994, and May 13, 1994, all of which contained Item 5.

                  NEW ENGLAND ELECTRIC SYSTEM

                          SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf, by the undersigned thereunto duly authorized.

                                   NEW ENGLAND ELECTRIC SYSTEM*

                                          s/John W. Rowe

                                      John W. Rowe
                                      President and
                                      Chief Executive Officer
March 29, 1995

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

     (Signature and Title)

   Principal Executive Officer

        s/John W. Rowe

     John W. Rowe
     President and
     Chief Executive Officer


   Principal Financial Officer

        s/Alfred D. Houston

     Alfred D. Houston
     Executive Vice President and
     Chief Financial Officer


   Principal Accounting Officer

        s/Michael E. Jesanis

     Michael E. Jesanis
     Treasurer


   Directors (a majority)

     Joan T. Bok
     Paul L. Joskow
     Edward H. Ladd
     Joshua A. McClure
     Malcolm McLane                        s/John G. Cochrane
     Felix A. Mirando, Jr.         All by:
     John W. Rowe                           John G. Cochrane
     George M. Sage                         Attorney-in-fact
     Anne Wexler
     James R. Winoker



Date (as to all signatures on this page)

March 29, 1995

*The name "New England Electric System" means the trustee or trustees for the time being (as trustee or trustees but not personally) under an agreement and declaration of trust dated January 2, 1926, as amended, which is hereby referred to, and a copy of which as amended has been filed with the Secretary of the Commonwealth of Massachusetts. Any agreement, obligation or liability made, entered into or incurred by or on behalf of New England Electric System binds only its trust estate, and no shareholder, director, trustee, officer or agent thereof assumes or shall be held to any liability therefor.

                   NEW ENGLAND POWER COMPANY

                          SIGNATURES

   Pursuant to the Requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company.

                                   NEW ENGLAND POWER COMPANY

                                     s/Jeffrey D. Tranen


                                     Jeffrey D. Tranen
                                     President

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company.

     (Signature and Title)

   Principal Executive Officer

       s/Jeffrey D. Tranen


     Jeffrey D. Tranen
     President

   Principal Financial Officer


       s/Michael E. Jesanis

     Michael E. Jesanis
     Treasurer


   Principal Accounting Officer


       s/H.W. McDowell

     Howard W. McDowell
     Controller


   Directors (a majority)

     Joan T. Bok
     Frederic E. Greenman                 s/John G. Cochrane
     Alfred D. Houston
     John W. Newsham               All by:
     Jeffrey D. Tranen                      John G. Cochrane
                                            Attorney-in-fact



Date (as to all signatures on this page)

March 29, 1995

                MASSACHUSETTS ELECTRIC COMPANY

                          SIGNATURES

   Pursuant to the Requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company.

                                   MASSACHUSETTS ELECTRIC COMPANY

                                    s/John H. Dickson


                                      John H. Dickson
                                      President

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company.

     (Signature and Title)

   Principal Executive Officer

     s/John H. Dickson


     John H. Dickson
     President

   Principal Financial Officer

     s/Michael E. Jesanis


     Michael E. Jesanis
     Treasurer

   Principal Accounting Officer

     s/H.W. McDowell


     Howard W. McDowell
     Controller

   Directors (a majority)

     Urville J. Beaumont
     Joan T. Bok
     Sally L. Collins                     s/John G. Cochrane
     John H. Dickson
     Patricia McGovern             All by:
     John F. Reilly                         John G. Cochrane
     John W. Rowe                           Attorney-in-fact
     Richard P. Sergel
     Richard M. Shribman
     Roslyn M. Watson

Date (as to all signatures on this page)

March 29, 1995

               THE NARRAGANSETT ELECTRIC COMPANY

                          SIGNATURES

   Pursuant to the Requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company.

                                   THE NARRAGANSETT ELECTRIC COMPANY

                                    s/Robert L. McCabe


                                      Robert L. McCabe
                                      President

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company.

     (Signature and Title)

   Principal Executive Officer

     s/Robert L. McCabe

     Robert L. McCabe
     President

   Principal Financial Officer

     s/Alfred D. Houston

     Alfred D. Houston
     Vice President and Treasurer


   Principal Accounting Officer

     s/Howard W. McDowell

     Howard W. McDowell
     Controller

    Directors (a majority)

     Stephen A. Cardi
     Frances H. Gammell                    s/John G. Cochrane
     Joseph J. Kirby               All by:
     Robert L. McCabe                       John G. Cochrane
     Richard P. Sergel                    Attorney-in-fact
     William E. Trueheart
     John A. Wilson, Jr.

Date (as to all signatures on this page)

March 29, 1995

                NEW ENGLAND ELECTRIC SYSTEM AND SUBSIDIARIES
                        INDEX TO FINANCIAL STATEMENTS

                                                    References (Page)
                                                 -----------------------
                                                             1994 Annual
                                                      Form    Report to
                                                      10-K   Shareholders*
                                                      ----   ------------

Report of Independent Accountants...........................      43

 Statements of Consolidated Income,
   Year Ended December 31, 1994, 1993 and 1992.............       26

 Statements of Consolidated Retained Earnings,
   Year Ended December 31, 1994, 1993 and 1992.............       26

 Consolidated Balance Sheets, December 31, 1994 and 1993...       27

 Consolidated Statements of Cash Flows,
   Year Ended December 31, 1994, 1993 and 1992.............       28

 Consolidated Statements of Capitalization,
   December 31, 1994 and 1993..............................       29

Notes to Financial Statements...............................   30-42

For the Year Ended December 31, 1994, 1993 and 1992:

 Consent of Independent Accountants........................   100

 * Incorporated by Reference


             CONSENT OF INDEPENDENT ACCOUNTANTS



   We consent to the incorporation by reference in the registration statements of New England Electric System on Form S-3 of the Dividend Reinvestment and Common Share Purchase Plan (File No. 33-12313) and on Forms S-8 of the New England Electric System Companies Incentive Thrift Plan (File No. 33-26066), the New England Electric System Companies Incentive Thrift Plan II (File No. 33-35470) and the Yankee Atomic Electric Company Thrift Plan (File No. 2-67531) of our report dated February 27, 1995 on our audits of the consolidated financial statements of New England Electric System and subsidiaries as of December 31, 1994 and 1993 and for each of the three years in the period ended December 31, 1994, which report is incorporated by reference in this Annual Report on Form 10-K.

   We also consent to the incorporation by reference in the registration statements of New England Power Company on Forms S-3 (File Nos. 33-48257, 33-48897, and 33-49193) and The Narragansett Electric Company on Form S-3 (File No. 33-50015) of our reports dated February 27, 1995 on our audits of the financial statements of New England Power Company and The Narragansett Electric Company, respectively, as of December 31, 1994 and 1993 and for each of the three years in the period ended December 31, 1994, which reports are incorporated by reference in this Annual Report on Form 10-K.



                                    s/ Coopers & Lybrand L.L.P.

Boston, Massachusetts                 COOPERS & LYBRAND L.L.P.
March 29, 1995

                          NEW ENGLAND POWER COMPANY
                        INDEX TO FINANCIAL STATEMENTS


                                                    References (Page)
                                                 ----------------------
                                                             1994 Annual
                                                     Form     Report to
                                                     10-K   Stockholders*
                                                     ----   ------------
Report of Independent Accountants...........................       1

Statements of Income,
 Year Ended December 31, 1994, 1993 and 1992...............        8

Statements of Retained Earnings,
 Year Ended December 31, 1994, 1993 and 1992...............        8

Balance Sheets, December 31, 1994 and 1993..................       9

Statements of Cash Flows,
 Year Ended December 31, 1994, 1993 and 1992...............       10

Notes to Financial Statements...............................   11-23

For the Year Ended December 31, 1994, 1993 and 1992:

 Consent of Independent Accountants.......................   100


* Incorporated by Reference

                       MASSACHUSETTS ELECTRIC COMPANY
                        INDEX TO FINANCIAL STATEMENTS


                                                    References (Page)
                                                    ----------------------
                                                            1994 Annual
                                                       Form  Report to
                                                       10-K Stockholders*
                                                       ---- ------------
Report of Independent Accountants...........................       1

Statements of Income,
 Year Ended December 31, 1994, 1993 and 1992...............        8

Statements of Retained Earnings,
 Year Ended December 31, 1994, 1993 and 1992...............        8

Balance Sheets, December 31, 1994 and 1993..................       9

Statements of Cash Flows,
 Year Ended December 31, 1994, 1993 and 1992...............       10

Notes to Financial Statements...............................   11-20

For the Year Ended December 31, 1994, 1993 and 1992:

 Consent of Independent Accountants........................   100

 * Incorporated by Reference

                      THE NARRAGANSETT ELECTRIC COMPANY
                        INDEX TO FINANCIAL STATEMENTS


                                                    References (Page)
                                                 ----------------------
                                                            1994 Annual
                                                     Form    Report to
                                                     10-K   Stockholders*
                                                     ----   ------------
Report of Independent Accountants...........................       1

Statements of Income,
 Year Ended December 31, 1994, 1993 and 1992...............        8

Statements of Retained Earnings,
 Year Ended December 31, 1994, 1993 and 1992...............        8

Balance Sheets, December 31, 1994 and 1993..................       9

Statements of Cash Flows,
 Year Ended December 31, 1994, 1993 and 1992...............       10

Notes to Financial Statements...............................   11-20

For the Year Ended December 31, 1994, 1993 and 1992:

 Consent of Independent Accountants........................   100

 * Incorporated by Reference
