Form 10-Q
period 1995-03-31
MASSACHUSETTS ELECTRIC CO
filed 1995-05-11
CIK 63073

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549


                                  FORM 10-Q


        (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1995

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

             Registrant's telephone number, including area code
                               (508-389-2000)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes (X)      No ( )

Common stock, par value $25 per share, authorized and outstanding: 2,398,111 shares at March 31, 1995.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
- ----------------------------

                                 MASSACHUSETTS ELECTRIC COMPANY
                                      Statements of Income
                                     Periods Ended March 31
                                           (Unaudited)
                                                    Three Months             Twelve Months
                                                    ------------             -------------
                                                   1995       1994         1995        1994
                                                   ----       ----         ----        ----
                                                                (In Thousands)
Operating revenue                                $373,092    $381,712  $1,473,450   $1,471,811
                                                 --------    --------  ----------   ----------

Operating expenses:
  Purchased electric energy, principally from
   New England Power Company, an affiliate        284,538     285,162   1,073,778    1,089,605
  Other operation                                  44,911      46,563     214,142      223,610
  Maintenance                                       7,432       7,850      35,084       22,824
  Depreciation                                     11,465      10,825      43,415       41,273
  Taxes, other than income taxes                    8,354       8,309      28,709       27,077
  Income taxes                                      3,043       5,879      19,429       13,542
                                                 --------    --------  ----------   ----------
        Total operating expenses                  359,743     364,588   1,414,557    1,417,931
                                                 --------    --------  ----------   ----------
Operating income                                   13,349      17,124      58,893       53,880

Other income (expense) - net, including
  related taxes                                       326      (1,455)        786         (410)
                                                 --------    --------  ----------   ----------
        Operating and other income                 13,675      15,669      59,679       53,470
                                                 --------    --------  ----------   ----------

Interest:
  Interest on long-term debt                        6,105       5,003      22,069       22,377
  Other interest                                    2,641       1,167       7,840        4,099
  Allowance for borrowed funds used during
   construction - credit                             (197)        (73)       (510)        (297)
                                                 --------    --------  ----------   ----------
        Total interest                              8,549       6,097      29,399       26,179
                                                 --------    --------  ----------   ----------

Net income                                       $  5,126    $  9,572  $   30,280   $   27,291
                                                 ========    ========  ==========   ==========


                                 Statements of Retained Earnings

Retained earnings at beginning of period         $136,911    $135,276  $  137,475   $  129,681
Net income                                          5,126       9,572      30,280       27,291
Dividends declared on cumulative
  preferred stock                                    (778)       (778)     (3,114)      (3,693)
Dividends declared on common stock                 (5,995)     (6,595)    (29,377)     (14,988)
Premium on redemption of preferred stock                                                  (816)
                                                 --------    --------  ----------   ----------
Retained earnings at end of period               $135,264    $137,475  $  135,264   $  137,475
                                                 ========    ========  ==========   ==========

           The accompanying notes are an integral part of these financial statements.

           Per share data is not relevant because the Company's common stock is wholly owned by New England Electric System.

                              MASSACHUSETTS ELECTRIC COMPANY
                                      Balance Sheets
                                        (Unaudited)
                                                               March 31,     December 31,
                                          ASSETS                 1995            1994
                                          ------                 ----            ----
                                                                    (In Thousands)
Utility plant, at original cost                               $1,368,285      $1,346,824
  Less accumulated provisions for depreciation                   380,707         373,501
                                                              ----------      ----------
                                                                 987,578         973,323
Construction work in progress                                     17,755          22,672
                                                              ----------      ----------
    Net utility plant                                          1,005,333         995,995
                                                              ----------      ----------
Current assets:
  Cash                                                             1,038           1,225
  Accounts receivable:
    From sales of electric energy                                147,937         137,431
    Other (including $11,731,000 and $6,609,000
     from affiliates)                                             24,983          36,022
      Less reserves for doubtful accounts                         11,542          10,394
                                                              ----------      ----------
                                                                 161,378         163,059
  Unbilled revenues                                               32,800          42,800
  Materials and supplies, at average cost                         12,569          11,524
  Prepaid and other current assets                                20,535          21,583
                                                              ----------      ----------
      Total current assets                                       228,320         240,191
                                                              ----------      ----------
Deferred charges and other assets                                 61,232          59,536
                                                              ----------      ----------
                                                              $1,294,885      $1,295,722
                                                              ==========      ==========
                              CAPITALIZATION AND LIABILITIES
                              ------------------------------
Capitalization:
  Common stock, par value $25 per share, authorized
    and outstanding 2,398,111 shares                          $   59,953      $   59,953
  Premiums on capital stocks                                      45,862          45,862
  Other paid-in capital                                          141,310         141,310
  Retained earnings                                              135,264         136,911
                                                              ----------      ----------
      Total common equity                                        382,389         384,036
  Cumulative preferred stock                                      50,000          50,000
  Long-term debt                                                 313,413         265,631
                                                              ----------      ----------
      Total capitalization                                       745,802         699,667
                                                              ----------      ----------
Current liabilities:
  Long-term debt due within one year                              25,000          35,000
  Short-term debt (including $8,050,000 and $8,650,000
   to affiliates)                                                 68,725          81,820
  Accounts payable (including $152,891,000 and $157,076,000
     to affiliates)                                              162,011         182,102
  Accrued liabilities:
    Taxes                                                          3,578             906
    Interest                                                       6,305           7,945
    Other accrued expenses                                        31,387          27,132
  Customer deposits                                                4,980           4,985
  Dividends payable                                                6,774          13,968
                                                              ----------      ----------
      Total current liabilities                                  308,760         353,858
                                                              ----------      ----------
Deferred federal and state income taxes                          174,924         176,913
Unamortized investment tax credits                                18,533          18,816
Other reserves and deferred credits                               46,866          46,468
                                                              ----------      ----------
                                                              $1,294,885      $1,295,722
                                                              ==========      ==========

        The accompanying notes are an integral part of these financial statements.

                              MASSACHUSETTS ELECTRIC COMPANY
                                 Statements of Cash Flows
                                  Quarters Ended March 31
                                        (Unaudited)
                                                                  1995            1994
                                                                  ----            ----
                                                                     (In Thousands)
Operating activities:
    Net income                                                  $  5,126       $  9,572
    Adjustments to reconcile net income to net cash
      provided by operating activities:
    Depreciation                                                  11,465         10,825
    Deferred income taxes and investment tax credits - net        (2,346)          (544)
    Allowance for funds used during construction                    (197)           (73)
    Amortization of unbilled revenues                                            (8,000)
    Decrease (increase) in accounts receivable,
      net and unbilled revenues                                   11,681          9,283
    Decrease (increase) in materials and supplies                 (1,045)        (1,226)
    Decrease (increase) in prepaid and other current assets        1,048          1,348
    Increase (decrease) in accounts payable                      (20,091)       (20,373)
    Increase (decrease) in other current liabilities               5,282         11,318
    Other, net                                                    (1,027)        (4,073)
                                                                --------       --------
        Net cash provided by operating activities               $  9,896       $  8,057
                                                                --------       --------

Investing activities:
    Plant expenditures, excluding allowance for
      funds used during construction                            $(20,605)      $(19,612)
    Other investing activities                                      (415)        (5,616)
                                                                --------       --------
        Net cash used in investing activities                   $(21,020)      $(25,228)
                                                                --------       --------
Financing activities:
    Dividends paid on common stock                              $(13,190)      $ (4,796)
    Dividends paid on preferred stock                               (778)          (778)
    Long-term debt-issues                                         48,000         10,000
    Long-term debt - retirements                                 (10,000)
    Changes in short-term debt                                   (13,095)        12,545
                                                                --------       --------
        Net cash provided by financing activities               $ 10,937       $ 16,971
                                                                --------       --------

Net increase (decrease) in cash and cash equivalents            $   (187)      $   (200)

Cash and cash equivalents at beginning of period                   1,225            773
                                                                --------       --------
Cash and cash equivalents at end of period                      $  1,038       $    573
                                                                ========       ========

Supplementary information:
    Interest paid less amounts capitalized                      $  9,843       $  6,714
                                                                --------       --------
    Federal and state income taxes paid                         $ (9,000)      $ (1,900)
                                                                --------       --------

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

    The electric utility industry typically utilizes and/or generates in its operations a range of potentially hazardous products and by-products. New England Electric System subsidiaries currently have in place an environmental audit program intended to enhance compliance with existing federal, state, and local requirements regarding the handling of potentially hazardous products and by-products.

    The Company has been named as a potentially responsible party
(PRP) by either the U.S. Environmental Protection Agency or the Massachusetts Department of Environmental Protection for 17 sites at which hazardous waste is alleged to have been disposed. Private parties have also contacted or initiated legal proceedings against the Company regarding hazardous waste cleanup. The most prevalent types of hazardous waste sites with which the Company has been associated are manufactured gas locations. The Company is aware of approximately 35 such locations in Massachusetts (including seven of the 17 locations for which the Company is a PRP). The Company is currently aware of other sites, and may in the future become aware of additional sites, that it may be held responsible for remediating.

    In 1993, the Massachusetts Department of Public Utilities approved a rate agreement filed by the Company that allows for remediation costs of former manufactured gas sites and certain other hazardous waste sites located in Massachusetts to be met from a non-rate recoverable interest-bearing fund of $30 million established on the Company's books. Rate recoverable contributions of $3 million, adjusted for inflation, are added to the fund annually in accordance with the agreement. Any shortfalls in the fund would be paid by the Company and be recovered through rates over seven years.

    Predicting the potential costs to investigate and remediate hazardous waste sites continues to be difficult. There are also significant uncertainties as to the portion, if any, of the

- ------------------------

investigation and remediation costs of any particular hazardous waste site that may ultimately be borne by the Company. Where appropriate, the Company intends to seek recovery from its insurers and from other PRPs, but it is uncertain whether and to what extent such efforts would be successful. At March 31, 1995, the Company has total reserves for environmental response costs of $35 million and a related regulatory asset of $11 million. The Company believes that hazardous waste liabilities for all sites of which it is aware, and which are not covered by a rate agreement, will not be material to its financial position.


Note B - New Accounting Standard
- --------------------------------

    In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (FAS 121), effective for fiscal year 1996. This standard clarifies when and how to recognize an impairment of long-lived assets. In addition, FAS 121 requires that all regulatory assets be written off unless they continue to meet the criteria for initially recording such regulatory assets. In order to be initially recorded, a regulatory asset must have a high probability of future recovery. However, once written off, a regulatory asset can be restored if it again becomes probable of recovery. The impact of this standard will be driven by the facts and circumstances that exist when the standard is adopted and thereafter.


Note C
- ------

    In the opinion of the Company, these statements reflect all adjustments (which include normal recurring adjustments) necessary for a fair statement of the results of its operations for the periods presented and should be considered in conjunction with the notes to the financial statements in the Company's 1994 Annual Report.

           Item 2. Management's Discussion and Analysis of Financial
           ---------------------------------------------------------
                      Condition and Results of Operations
                      -----------------------------------

    This section contains management's assessment of Massachusetts Electric Company's financial condition and the principal factors having an impact on the results of operations. This discussion should be read in conjunction with the Company's financial statements and footnotes and the 1994 Annual Report on Form 10-K.

Earnings
- --------
    Earnings for the first quarter of 1995 decreased $4 million compared with the same period last year reflecting decreased kilowatthour (KWH) sales of 3.1 percent as a result of unusually mild weather conditions in the first quarter of 1995.

Rate Activity
- -------------
    On March 15, 1995, the Company filed a request with the Massachusetts Department of Public Utilities (MDPU) to increase its base rates by $62 million, effective October 1, 1995. As an alternative to this proposed increase, the Company filed an incentive rate plan, which would increase rates by about $30 million, effective October 1, 1995. Under the proposed incentive rate plan, subsequent base rate adjustments could occur annually on May 1 and would be based on a comparison of the Company's rates to rates of all electric utilities in Massachusetts.
    The Company also proposed a new discount program for large industrial customers in the manufacturing, computing, and biotech sectors that are willing to make a minimum annual usage commitment for a period of five years. The discounts, which the Company proposed to be recovered from all customers, would range from 5 percent to 12.5 percent of base rates depending on a customer's level of commitment. These discounts are in addition to the 5 percent service extension discounts (SEDs) that are currently available to large commercial and industrial customers that agree to provide three to five years notice before they purchase power from another supplier or generate any additional power themselves. The Company has proposed lowering the minimum average load threshold for the SED program from 500 kilowatts to 200 kilowatts. Commencing in 1995, pursuant to a rate settlement, the cost of the SED programs are being passed on to New England Power Company
(NEP), the Company's affiliated wholesale power supplier. The Company expects an MDPU decision on its filing in late September 1995.

Operating Revenue
- -----------------
    The following table summarizes the changes in operating revenue:
                   Increase (Decrease) in Operating Revenue

                                                  First Quarter
                                                  -------------
                                                   1995 vs 1994
                                                  -------------
                                                  (In Millions)

Sales decrease                                          $(11)

General rate change/service
  extension discounts                                      6

Unbilled revenues recognized
  under rate agreement                                    (8)

Fuel recovery                                              4
                                                         ---
                                                         $(9)
                                                         ===
    KWH sales billed to ultimate customers decreased 3.1 percent in the first quarter of 1995, compared with the corresponding period last year. The decreased sales reflect unusually mild weather conditions in the first quarter of 1995. In view of the recent mild weather, the Company currently forecasts essentially flat KWH sales in 1995.
    General rate change/service extension discounts includes $7 million resulting from the November 1994 expiration of the Company's temporary rate decrease partially offset by $1 million of increased discounts under the Company's SED program.
    The amount shown for unbilled revenues recognized reflects the Company's completion of the amortization of $35 million over a 13 month period that ended December 31, 1994 in accordance with its October 1993 rate agreement.

Operating Expenses
- ------------------
    The following table summarizes the changes in operating expenses which are discussed below:
                   Increase (Decrease) in Operating Expenses

                                                       First Quarter
                                                       -------------
                                                       1995 vs 1994
                                                       -------------
                                                       (In Millions)
    Purchased electric energy:

      Fuel costs                                            $ 4

      Purchases and demand
       charges from NEP                                      (3)

      SED credits from NEP                                   (2)

    Other operation and maintenance                          (2)

    Depreciation                                              1

    Taxes                                                    (3)
                                                            ---
                                                            $(5)
                                                            ===
    The reduction in other operation and maintenance reflects decreased distribution operation and maintenance expenses and a reduction in uncollectible accounts expense offset in part by increased employee and retiree benefit-related costs, and general increases in other areas.
    The decrease in taxes in the first quarter of 1995 is primarily due to decreased income.

Other Income and Interest Expense
- ---------------------------------
    The increase in other income reflects increased interest income on rate adjustment mechanisms.
    The increase in interest expense is due to increased long-term and short-term debt outstanding in the first quarter of 1995, and increased interest related to the rate adjustment mechanisms referred to above.

Competitive Conditions
- ----------------------
    The electric utility business is being subjected to increasing competitive pressures, stemming from a combination of trends, including increasing electric rates, improved technologies, and new regulations and legislation intended to foster competition. See the Company's Annual Report on Form 10-K for the year ended December 31, 1994.
    On March 29, 1995, the Federal Energy Regulatory Commission
(FERC) issued a notice of proposed rule-making in which it stated that recovery in rates of legitimate and verifiable stranded costs should be allowed and that direct assignment of stranded costs to departing customers is the appropriate method for recovery of costs stranded as the result of wholesale competition. Under the FERC policy proposal, costs stranded as a result of retail competition would be subject to state commission review if the state commission has the necessary statutory authority, and subject to FERC review if the state commission does not have such authority. A final decision is expected in late 1995 or early 1996.
    In February 1995, the MDPU initiated a proceeding regarding the structure and regulation of the electric utility industry. The Company, along with a coalition of environmental and independent power producer groups, filed a set of principles which the coalition proposes to be the basis for restructuring. The proposed principles included provisions to allow gradually increased customer choice while allowing utilities to recover the cost of their past commitments, as well as provisions for protecting residential customers, encouraging renewable resources and energy conservation, and honoring contracts with independent power producers. Hearings are underway. The Company cannot predict what action the MDPU may take in this proceeding or when such action would take place.

New Accounting Standard
- -----------------------
    In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (FAS 121), effective for fiscal year 1996. This standard clarifies when and how to recognize an impairment of long-lived assets. In addition, FAS 121 requires that all regulatory assets be written off unless they continue to meet the criteria for initially recording such regulatory assets. In order to be initially recorded, a regulatory asset must have a high probability of future recovery. However, once written off, a regulatory asset can be restored if it again becomes probable of recovery. The impact of this standard will be driven by the facts and circumstances that exist when the standard is adopted and thereafter.

Utility Plant Expenditures and Financings
- -----------------------------------------
    Cash expenditures for utility plant totaled $21 million in the first three months of 1995. The funds necessary for utility plant expenditures during the period were primarily provided by net cash from operating activities, after the payment of dividends, and proceeds from the issuance of long-term debt. During the first three months of 1995, the Company issued $48 million of first mortgage bonds bearing interest rates ranging from 7.79 percent to
8.46 percent. The Company plans to issue an additional $40 million of first mortgage bonds in 1995.
    At March 31, 1995, the Company had $69 million of short-term debt outstanding including $61 million in the form of commercial paper borrowings. The Company currently has lines of credit with banks totaling $90 million. These lines of credit are available to provide liquidity support for commercial paper borrowings and other corporate purposes. There were no borrowings under these lines of credit at March 31, 1995.
    For the twelve-month period ending March 31, 1995, the ratio of earnings to fixed charges was 2.64.

                          PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings
- --------------------------

      Information concerning the Company's request to increase rates filed with the Massachusetts Department of Public Utilities, discussed in Part I of this report in Management's Discussion and Analysis of Financial Condition and Results of Operations, is incorporated herein by reference and made a part hereof.


Item 4.  Submission of Matters to a Vote of Security-Holders
- ------------------------------------------------------------

      On March 15, 1995, the Annual Meeting of Stockholders was held. The following actions were taken by the unanimous vote of the 2,398,111 shares having general voting rights represented at the meeting:

      The number of directors for the ensuing year was fixed at eleven.

      The following were elected as directors:

      Urville J. Beaumont
      Joan T. Bok
      Sally L. Collins
      John H. Dickson
      Charles B. Housen
      Patricia A. McGovern
      John F. Reilly
      John W. Rowe
      Richard P. Sergel
      Richard M. Shribman
      Roslyn M. Watson


      Michael E. Jesanis was elected Treasurer and Robert King Wulff was elected Clerk.

      Coopers & Lybrand was selected as auditor for 1995.

      The indeminification provisions of the Company's by-laws were amended by changing the definition of officers covered by such provision.

Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

      The Company is filing the following revised exhibit for incorporation by reference into its registration statements on Form S-3, Commission File Nos. 33-49453 and 33-59145.

      12    Statement re computation of ratios

      The Company is filing Financial Data Schedules.

      The Company filed a report on Form 8-K dated March 15, 1995, containing Item 5, Other Events.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q for the quarter ended March 31, 1995 to be signed on its behalf by the undersigned thereunto duly authorized.

                                       MASSACHUSETTS ELECTRIC COMPANY


                                       s/ Michael E. Jesanis

                                       Michael E. Jesanis, Treasurer,
                                       Authorized Officer, and
                                       Principal Financial Officer

Date:  May 11, 1995