Form 10-Q
period 1995-06-30
MASSACHUSETTS ELECTRIC CO
filed 1995-08-10
CIK 63073

               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.   20549


                            FORM 10-Q


  (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1995

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

                       Yes (X)      No ( )

Common stock, par value $25 per share, authorized and outstanding: 2,398,111 shares at June 30, 1995.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
----------------------------

                         MASSACHUSETTS ELECTRIC COMPANY
                              Statements of Income
                              Periods Ended June 30
                                   (Unaudited)
                                               Quarter           Six Months
                                              --------           ----------
                                          1995      1994      1995       1994
                                          ----      ----      ----       ----
                                                     (In Thousands)
Operating revenue                       $355,431  $339,886  $728,523   $721,598
                                        --------  --------  --------   --------

Operating expenses:
  Purchased electric energy, principally from
   New England Power Company, an affiliate270,060  246,563   554,598    531,725
  Other operation                         46,527    47,990    91,438     94,553
  Maintenance                              7,508     7,389    14,940     15,239
  Depreciation                            11,465    10,825    22,930     21,650
  Taxes, other than income taxes           7,136     7,019    15,490     15,328
  Income taxes                             1,562     5,046     4,605     10,925
                                        --------  --------  --------   --------
       Total operating expenses          344,258   324,832   704,001    689,420
                                        --------  --------  --------   --------
       Operating income                   11,173    15,054    24,522     32,178

Other income (expense) - net              (1,143)     (311)     (817)    (1,766)
                                        --------  --------  --------   --------
       Operating and other income         10,030    14,743    23,705     30,412
                                        --------  --------  --------   --------

Interest:
  Interest on long-term debt               6,476     5,163    12,581     10,166
  Other interest                             981     1,439     3,622      2,606
  Allowance for borrowed funds used during
   construction - credit                       6       (74)     (191)      (147)
                                        --------  --------  --------   --------
       Total interest                      7,463     6,528    16,012     12,625
                                        --------  --------  --------   --------

       Net income                       $  2,567  $  8,215  $  7,693   $ 17,787
                                        ========  ========  ========   ========



                         Statements of Retained Earnings


Retained earnings at beginning of period$135,264  $137,475  $136,911   $135,276
Net income                                 2,567     8,215     7,693     17,787
Dividends declared on cumulative
  preferred stock                           (779)     (779)   (1,557)    (1,557)
Dividends declared on common stock        (2,398)   (6,594)   (8,393)   (13,189)
                                        --------  --------  --------   --------
Retained earnings at end of period      $134,654  $138,317  $134,654   $138,317
                                        ========  ========  ========   ========

   The accompanying notes are an integral part of these financial statements.

   Per share data is not relevant because the Company's common stock is wholly owned by New England Electric System.

                    MASSACHUSETTS ELECTRIC COMPANY
                         Statements of Income
                      Twelve Months Ended June 30
                              (Unaudited)
                                               1995        1994
                                               ----        ----
                                                (In Thousands)
Operating revenue                           $1,488,995 $1,471,405
                                            ---------- ----------

Operating expenses:
 Purchased electric energy, principally from
  New England Power Company, an affiliate    1,097,275  1,086,203
 Other operation                               212,679    202,601
 Maintenance                                    35,203     25,508
 Depreciation                                   44,055     41,698
 Taxes, other than income taxes                 28,826     27,489
 Income taxes                                   15,945     21,545
                                            ---------- ----------
      Total operating expenses               1,433,983  1,405,044
                                            ---------- ----------
      Operating income                          55,012     66,361

Other income (expense) - net                       (46)      (890)
                                            ---------- ----------
      Operating and other income                54,966     65,471
                                            ---------- ----------

Interest:
 Interest on long-term debt                     23,382     21,435
 Other interest                                  7,382      4,673
 Allowance for borrowed funds used during
  construction - credit                           (430)      (286)
                                            ---------- ----------
      Total interest                            30,334     25,822
                                            ---------- ----------

      Net income                            $   24,632 $   39,649
                                            ========== ==========



                    Statements of Retained Earnings


Retained earnings at beginning of period    $  138,317 $  123,481
Net income                                      24,632     39,649
Dividends declared on cumulative preferred stock(3,114)    (3,614)
Dividends declared on common stock             (25,181)   (20,383)
Premium on redemption of preferred stock                     (816)
                                            ---------- ----------
Retained earnings at end of period          $  134,654 $  138,317
                                            ========== ==========

The accompanying notes are an integral part of these financial statements.

Per share data is not relevant because the Company's common stock is wholly owned by New England Electric System.

                      MASSACHUSETTS ELECTRIC COMPANY
                                Balance Sheets
                                  (Unaudited)
                                                        June 30,   December 31,
                                    ASSETS                1995         1994
                                    ------                ----         ----
                                                            (In Thousands)
Utility plant, at original cost                      $1,382,933    $1,346,824
  Less accumulated provisions for depreciation          387,618       373,501
                                                     ----------    ----------
                                                        995,315       973,323
Construction work in progress                            23,396        22,672
                                                     ----------    ----------
   Net utility plant                                  1,018,711       995,995
                                                     ----------    ----------
Current assets:
  Cash                                                    1,171         1,225
  Accounts receivable:
   From sales of electric energy                        155,239       137,431
   Other (including $1,065,000 and $6,609,000 from affiliates)10,142   36,022
     Less reserves for doubtful accounts                 11,991        10,394
                                                     ----------    ----------
                                                        153,390       163,059
  Unbilled revenues                                      34,700        42,800
  Materials and supplies, at average cost                11,273        11,524
  Prepaid and other current assets                       21,572        21,583
                                                     ----------    ----------
     Total current assets                               222,106       240,191
                                                     ----------    ----------
Deferred charges and other assets                        58,167        59,536
                                                     ----------    ----------
                                                     $1,298,984    $1,295,722
                                                     ==========    ==========

                        CAPITALIZATION AND LIABILITIES
                        ------------------------------
Capitalization:
  Common stock, par value $25 per share, authorized
   and outstanding 2,398,111 shares                  $   59,953    $   59,953
  Premiums on capital stocks                             45,862        45,862
  Other paid-in capital                                 141,309       141,310
  Retained earnings                                     134,654       136,911
                                                     ----------    ----------
     Total common equity                                381,778       384,036
  Cumulative preferred stock                             50,000        50,000
  Long-term debt                                        333,327       265,631
                                                     ----------    ----------
     Total capitalization                               765,105       699,667
                                                     ----------    ----------
Current liabilities:
  Long-term debt due within one year                     10,000        35,000
  Short-term debt (including $2,700,000 and $8,650,000
   to affiliates)                                        70,275        81,820
  Accounts payable (including $156,162,000 and $157,076,000
   to affiliates)                                       164,553       182,102
  Accrued liabilities:
   Taxes                                                    922           906
   Interest                                               9,052         7,945
   Other accrued expenses                                30,975        27,132
  Customer deposits                                       4,895         4,985
  Dividends payable                                       3,177        13,968
                                                     ----------    ----------
     Total current liabilities                          293,849       353,858
                                                     ----------    ----------
Deferred federal and state income taxes                 173,900       176,913
Unamortized investment tax credits                       18,250        18,816
Other reserves and deferred credits                      47,880        46,468
                                                     ----------    ----------
                                                     $1,298,984    $1,295,722
                                                     ==========    ==========

  The accompanying notes are an integral part of these financial statements.

                        MASSACHUSETTS ELECTRIC COMPANY
                           Statements of Cash Flows
                           Six Months Ended June 30
                                  (Unaudited)
                                                          1995         1994
                                                          ----         ----
                                                            (In Thousands)
Operating Activities:
   Net income                                          $  7,693      $ 17,787
   Adjustments to reconcile net income to net cash
     provided by operating activities:
   Depreciation                                          22,930        21,650
   Deferred income taxes and investment tax credit, net  (3,478)        4,027
   Allowance for funds used during construction            (191)         (147)
   Amortization of unbilled revenues                                  (16,100)
   Decrease (increase) in accounts receivable, net
     and unbilled revenues                               17,769        20,617
   Decrease (increase) in materials and supplies            251        (2,245)
   Decrease (increase) in prepaid and other current assets   11         4,945
   Increase (decrease) in accounts payable              (17,549)      (17,973)
   Increase (decrease) in other current liabilities       4,876        14,473
   Other, net                                             2,790        (5,125)
                                                       --------      --------
       Net cash provided by operating activities       $ 35,102      $ 41,909
                                                       --------      --------
Investing Activities:
   Plant expenditures, excluding allowance for
     funds used during construction                    $(45,454)     $(44,893)
   Other investing activities                              (415)       (3,485)
                                                       --------      --------
       Net cash used in investing activities           $(45,869)     $(48,378)
                                                       --------      --------
Financing Activities:
   Dividends paid on common stock                      $(19,185)     $(11,391)
   Dividends paid on preferred stock                     (1,557)       (1,557)
   Long-term debt-issues                                 68,000        20,000
   Long-term debt-retirements                           (25,000)
   Changes in short-term debt                           (11,545)         (680)
                                                       --------      --------
       Net cash provided by financing activities       $ 10,713      $  6,372
                                                       --------      --------

Net decrease in cash and cash equivalents              $    (54)     $    (97)

Cash and cash equivalents at beginning of period          1,225           773
                                                       --------      --------
Cash and cash equivalents at end of period             $  1,171      $    676
                                                       ========      ========

Supplementary Information:
   Interest paid less amounts capitalized              $ 15,174      $ 11,303
                                                       --------      --------
   Federal and state income taxes refunded             $ (5,775)     $   (725)
                                                       --------      --------

  The accompanying notes are an integral part of these financial statements.

Note A - Hazardous Waste
------------------------

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

    In 1993, the Massachusetts Department of Public Utilities approved a rate agreement filed by the Company that allows for remediation costs of former manufactured gas sites and certain other hazardous waste sites located in Massachusetts to be met from a non-rate recoverable interest-bearing fund of $30 million established on the Company's books in 1993. Rate recoverable contributions of $3 million, adjusted for inflation, are added to the fund annually in accordance with the agreement. Any shortfalls in the fund would be paid by the Company and be recovered through rates over seven years.

    Predicting the potential costs to investigate and remediate hazardous waste sites continues to be difficult. There are also significant uncertainties as to the portion, if any, of the

------------------------

investigation and remediation costs of any particular hazardous waste site that may ultimately be borne by the Company. Where appropriate, the Company intends to seek recovery from its insurers and from other PRPs, but it is uncertain whether and to what extent such efforts would be successful. At June 30, 1995, the Company had total reserves for environmental response costs of $35 million and a related regulatory asset of $10 million. The Company believes that hazardous waste liabilities for all sites of which it is aware, and which are not covered by a rate agreement, will not be material to its financial position.


Note B - New Accounting Standard
--------------------------------

    In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (FAS 121), effective for fiscal year 1996. This standard clarifies when and how to recognize an impairment of long-lived assets. In addition, FAS 121 requires that all regulatory assets, which must have a high probability of recovery to be initially established, must continue to meet that high probability standard to avoid being written off. However, if written off, a regulatory asset can be restored if it again has a high probability of recovery. The impact of this standard will be driven by the facts and circumstances that exist when the standard is adopted and thereafter.


Note C
------

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

Earnings
--------
    Net income for the second quarter and first six months of 1995 decreased $6 million and $10 million, respectively, compared with the corresponding periods in 1994. The decrease reflects reduced kilowatthour (KWH) sales billed to customers in the first quarter of 1995 and a seasonal reduction in unbilled revenues. The reduction in KWH sales in the first quarter was partially offset by an increase in the second quarter of 1995. In addition, the Company experienced a decrease in revenues in the second quarter of 1995 due to the operation of its purchased power cost adjustment
(PPCA) mechanism. For a further discussion of the Company's PPCA mechanism see the Operating Revenue section.

Rate Activity
-------------
    On March 15, 1995, the Company filed a request with the Massachusetts Department of Public Utilities (MDPU) to increase its base rates by $62 million. A decision by the MDPU on this filing will be issued by October 1, 1995. The Company also filed an alternative incentive rate plan which would have increased rates by about $30 million this year with potential further increases in subsequent years. The MDPU rejected this alternative rate plan in July 1995.
    As part of its filing the Company proposed a new discount program for large industrial customers in the manufacturing, computing, and biotechnology sectors that are willing to make a minimum annual usage commitment for a period of five years. These discounts, which the Company proposed to be recovered from all customers, would range from 5 percent to 12.5 percent of base rates depending on a customer's level of commitment. These discounts are in addition to the 5 percent service extension discounts (SEDs) that are currently available to large commercial and industrial customers that agree to provide three to five years notice before they purchase power from another supplier or generate any additional power themselves. The Company has also proposed lowering the minimum average load threshold for the SED program from 500 kilowatts to 200 kilowatts.

Operating Revenue
-----------------
    The following table summarizes the changes in operating revenue:
            Increase (Decrease) in Operating Revenue

                               Second Quarter     Six Months
                               --------------    ------------
                                1995 vs 1994     1995 vs 1994
                               --------------    ------------
                                        (In Millions)

Sales billed to ultimate customers  $ 3             $ (4)

Seasonal change in unbilled
 revenues                            (2)              (6)

Fuel recovery                        22               27

General rate change/SEDs              5               11

Unbilled revenues recognized under
  rate agreement                     (8)             (16)

Purchased power cost adjustment      (5)              (5)
                                    ---             ----
                                    $15             $  7
                                    ===             ====
    KWH sales billed to ultimate customers decreased by about 1 percent for the six months ending June 30, 1995. This reduction in KWH sales reflects a 3 percent decrease in the first quarter of 1995, primarily in the residential sector, due to unusually mild winter weather conditions when heating degree days were approximately 8 percent below normal. This decrease was partially offset by a 2 percent increase in KWH sales in the second quarter of 1995, primarily in the commercial and industrial sectors.

    For a discussion of fuel recovery see the fuel costs discussion in the Operating Expenses section.
    The increases in revenues due to the general rate change/SEDs are the result of the November 1994 expiration of the Company's temporary rate decrease as well as increased revenues for recovery of postretirement benefits other than pensions, partially offset by increased discounts under the Company's SED program.
    The amount shown for unbilled revenues reflects the Company's completion of the amortization of $35 million of unbilled revenue over a 13 month period that ended December 31, 1994 in accordance with an October 1993 rate agreement.
    The Company's PPCA mechanism is designed to recover the effects of rate increases from the Company's affiliated power supplier, New England Power Company (NEP). The mechanism also passes on to customers the seasonal effects of NEP's rates. In the second quarter of 1995, the Company experienced an increase in its purchased power expense due to increased usage, particularly its peak demand levels. However, NEP's seasonal rates reduced the impact of this increase and these savings were passed on to customers through the Company's PPCA mechanism.

Operating Expenses
------------------
    The following table summarizes the changes in operating expenses which are discussed below:
            Increase (Decrease) in Operating Expenses

                                    Second Quarter    Six Months
                                    --------------   ------------
                                     1995 vs 1994    1995 vs 1994
                                    --------------   ------------
                                           (In Millions)
   Purchased electric energy:

     Fuel costs                         $22             $27

     Other NEP charges                    1              (4)

   Other operation and maintenance       (1)             (3)

   Depreciation                                           1

   Taxes                                 (3)             (6)
                                        ---             ---
                                        $19             $15
                                        ===             ===
    The increase in fuel costs from NEP in the second quarter and six months reflects increased short-term purchases and alternate energy purchases which flow through NEP's fuel clause. This was the result of decreased generation from NEP's nuclear power suppliers, decreased hydro production due to low water levels, and overhauls of NEP's thermal generating facilities.
    The reduction in other operation and maintenance for the first six months of 1995 reflects decreased distribution related expenses and a reduction in uncollectible accounts expense, partially offset by increased general, administrative and information system costs.

    The decrease in taxes in the second quarter and first six months of 1995 is primarily due to decreased income.

Interest Expense
----------------
    The increase in interest expense is due to increased long-term and short-term debt balances and higher interest rates in the first six months of 1995.

Competitive Conditions
----------------------
    The electric utility business is being subjected to rapidly increasing competitive pressures, stemming from a combination of trends, including surplus generating capacity, increasing electric rates, improved technologies, increasing demand for customer choice, and new regulations and legislation intended to foster competition. See the Company's Annual Report on Form 10-K for the year ended December 31, 1994.
    The state of Massachusetts has been considering various proposals for allowing electric customers greater choice over their electricity supplier. The MDPU has been holding hearings on the regulation and structure of the electric utility industry. In this proceeding, the Company filed with the MDPU a set of interdependent principles for industry restructuring. These principles, which were agreed to by groups representing environmental protection advocates, governmental agencies, non-utility generators, investor-owned utilities, and large and small customer interests, include provisions for increased customer choice while allowing utilities the opportunity to recover the cost of their past commitments, as well as provisions for protecting residential customers, encouraging renewable resources and energy conservation, and honoring contracts with independent power producers. The parties agreeing to the principles suggested to the MDPU that they be permitted a six month period for discussions and negotiations leading to the development of detailed, company-specific plans.
The MDPU is expected to issue a decision this summer.
    In March 1995, the Federal Energy Regulatory Commission (FERC) issued a notice of proposed rule-making in which it stated that recovery in rates of legitimate and verifiable stranded costs from departing customers is the appropriate method for recovery of costs stranded as the result of wholesale competition. Under the FERC policy proposal, costs stranded as a result of retail competition would be subject to state commission review if the state commission has the necessary statutory authority, and subject to FERC review if the state commission does not have such authority. A final decision is expected in mid-1996.
    Electric utility rates have historically been based on a utility's costs. As a result, electric utilities are subject to certain accounting standards that are not applicable to other business enterprises in general. Financial Accounting Standard No. 71, Accounting for the Effects of Certain Types of Regulation (FAS
71), requires regulated entities, in appropriate circumstances, to establish regulatory assets and liabilities, and thereby defer the income statement impact of certain costs that are expected to be recovered in future rates. The Company believes that its operations currently meet the criteria established in FAS 71. However, the effects of regulatory and/or legislative initiatives could, in the near future, cause all or a portion of the Company's operations to cease meeting the criteria of FAS 71. In that event, the application of FAS 71 to such operations would be discontinued and a non-cash write-off of previously established regulatory assets and liabilities related to such operations would be required. At June 30, 1995, the Company had pre-tax regulatory assets (net of regulatory liabilities) of approximately $50 million. In addition, if the Company's revenues are insufficient to recover its costs, a write-down of plant assets could be required pursuant to Financial Accounting Standard No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (FAS 121). This standard, effective for fiscal year 1996, clarifies when and how to recognize an impairment of long-lived assets. For further discussion of FAS 121 see Note B.

Utility Plant Expenditures and Financings
-----------------------------------------
    Cash expenditures for utility plant totaled $45 million in the first six months of 1995. The funds necessary for utility plant expenditures during the period were provided by net cash from operating activities, after the payment of dividends, and from proceeds of long-term debt issues. During the first six months of 1995, the Company issued $68 million of first mortgage bonds at interest rates ranging from 6.72 percent to 8.46 percent. The Company plans to issue an additional $22 million of first mortgage bonds in 1995.
    At June 30, 1995, the Company had $70 million of short-term debt outstanding including $68 million of commercial paper borrowings. The Company currently has lines of credit with banks totaling $90 million. These lines of credit are available to provide liquidity support for commercial paper borrowings and other corporate purposes. There were no borrowings under these lines of credit at June 30, 1995.
    For the twelve-month period ending June 30, 1995, the ratio of earnings to fixed charges was 2.30.

                   PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings
----------------------------

     Information concerning the Company's request to increase rates filed with the Massachusetts Department of Public Utilities, discussed in Part I of this report in Management's Discussion and Analysis of Financial Condition and Results of Operations, is incorporated herein by reference and made a part hereof.


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

     The Company is filing the following revised exhibit for incorporation by reference into its registration statement on Form S-3, Commission File No. 33-59145:

     12   Statement re computation of ratios

     The Company is filing Financial Data Schedules

                            SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q for the quarter ended June 30, 1995 to be signed on its behalf by the undersigned thereunto duly authorized.

                                MASSACHUSETTS ELECTRIC COMPANY


                                s/ Michael E. Jesanis

                                Michael E. Jesanis, Treasurer,
                                Authorized Officer, and
                                Principal Financial Officer

Date:  August 10, 1995