Form 10-Q
period 1995-09-30
MASSACHUSETTS ELECTRIC CO
filed 1995-11-13
CIK 63073

               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.   20549


                            FORM 10-Q


  (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1995

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

                       Yes (X)      No ( )

Common stock, par value $25 per share, authorized and outstanding: 2,398,111 shares at September 30, 1995.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
----------------------------

                          MASSACHUSETTS ELECTRIC COMPANY
                               Statements of Income
                            Periods Ended September 30
                                   (Unaudited)
                                             Quarter                   Nine Months
                                             -------                   -----------
                                         1995       1994     1995        1994
                                         ----       ----     ----        ----
                                                      (In Thousands)
Operating revenue                      $392,575   $376,582 $1,121,098 $1,098,180
                                       --------   -------- ---------- ----------

Operating expenses:
  Purchased electric energy, principally from
   New England Power Company, an affiliate         296,745    287,038    851,343   818,763
  Other operation                        56,092     51,220    147,530    145,773
  Maintenance                             7,373      8,881     22,313     24,120
  Depreciation                           11,464     10,825     34,394     32,475
  Taxes, other than income taxes          7,043      7,669     22,533     22,997
  Income taxes                            2,059        829      6,664     11,754
                                       --------   -------- ---------- ----------
       Total operating expenses         380,776    366,462  1,084,777  1,055,882
                                       --------   -------- ---------- ----------
       Operating income                  11,799     10,120     36,321     42,298

Other income (expense) - net                 58        (19)      (759)    (1,785)
                                       --------   -------- ---------- ----------
       Operating and other income        11,857     10,101     35,562     40,513
                                       --------   -------- ---------- ----------

Interest:
  Interest on long-term debt              6,651      5,334     19,232     15,500
  Other interest                          1,774      3,447      5,396      6,053
  Allowance for borrowed funds used during
   construction - credit                   (221)      (111)      (412)      (258)
                                       --------   -------- ---------- ----------
       Total interest                     8,204      8,670     24,216     21,295
                                       --------   -------- ---------- ----------

       Net income                      $  3,653   $  1,431 $   11,346 $   19,218
                                       ========   ======== ========== ==========


                         Statements of Retained Earnings

Retained earnings at beginning of period          $134,654   $138,317 $  136,911$  135,276
Net income                                3,653      1,431     11,346     19,218
Dividends declared on cumulative
  preferred stock                          (778)      (778)    (2,335)    (2,335)
Dividends declared on common stock       (2,998)    (3,598)   (11,391)   (16,787)
                                       --------   -------- ---------- ----------
Retained earnings at end of period     $134,531   $135,372 $  134,531 $  135,372
                                       ========   ======== ========== ==========

    The accompanying notes are an integral part of these financial statements.

   Per share data is not relevant because the Company's common stock is wholly owned by New England Electric System.

                    MASSACHUSETTS ELECTRIC COMPANY
                         Statements of Income
                   Twelve Months Ended September 30
                              (Unaudited)
                                                     1995                  1994
                                                     ----                  ----
                                                        (In Thousands)
Operating revenue                                    $1,504,988  $1,471,850
                                                     ----------  ----------

Operating expenses:
  Purchased electric energy, principally from
   New England Power Company, an affiliate            1,106,982   1,078,557
  Other operation                                       217,551     208,032
  Maintenance                                            33,695      24,766
  Depreciation                                           44,694      42,123
  Taxes, other than income taxes                         28,200      28,675
  Income taxes                                           17,175      21,205
                                                     ----------  ----------
       Total operating expenses                       1,448,297   1,403,358
                                                     ----------  ----------

       Operating income                                  56,691      68,492

Other income (expense) - net                                 31      (1,536)
                                                     ----------  ----------

       Operating and other income                        56,722      66,956
                                                     ----------  ----------

Interest:
  Interest on long-term debt                             24,699      20,926
  Other interest                                          5,709       7,476
  Allowance for borrowed funds used during
   construction - credit                                   (540)       (323)
                                                     ----------  ----------
       Total interest                                    29,868      28,079
                                                     ----------  ----------

       Net income                                    $   26,854  $   38,877
                                                     ==========  ==========



                    Statements of Retained Earnings


Retained earnings at beginning of period             $  135,372  $  122,122
Net income                                               26,854      38,877
Dividends declared on cumulative preferred stock         (3,114)     (3,228)
Dividends declared on common stock                      (24,581)    (21,583)
Premium on redemption of preferred stock                               (816)
                                                     ----------  ----------
Retained earnings at end of period                   $  134,531  $  135,372
                                                     ==========  ==========

The accompanying notes are an integral part of these financial statements.

Per share data is not relevant because the Company's common stock is wholly owned by New England Electric System.

                      MASSACHUSETTS ELECTRIC COMPANY
                              Balance Sheets
                                (Unaudited)
                                                    September 30,                December 31,
                                  ASSETS               1995           1994
                                  ------               ----           ----
                                                           (In Thousands)
Utility plant, at original cost                        $1,399,150   $1,346,824
 Less accumulated provisions for depreciation             396,060      373,501
                                                       ----------   ----------
                                                        1,003,090      973,323
Construction work in progress                              25,486       22,672
                                                       ----------   ----------
     Net utility plant                                  1,028,576      995,995
                                                       ----------   ----------
Current assets:
 Cash                                                       3,201        1,225
 Accounts receivable:
   From sales of electric energy                          148,576      137,431
   Other (including $1,747,000 and $6,609,000 from affiliates)          13,687         36,022
     Less reserves for doubtful accounts                   12,243       10,394
                                                       ----------   ----------
                                                          150,020      163,059
 Unbilled revenues                                         35,400       42,800
 Materials and supplies, at average cost                   10,938       11,524
 Prepaid and other current assets                          20,935       21,583
                                                       ----------   ----------
     Total current assets                                 220,494      240,191
                                                       ----------   ----------
Deferred charges and other assets                          61,570       59,536
                                                       ----------   ----------
                                                       $1,310,640   $1,295,722
                                                       ==========   ==========

                      CAPITALIZATION AND LIABILITIES
                      ------------------------------
Capitalization:
 Common stock, par value $25 per share, authorized
   and outstanding 2,398,111 shares                    $   59,953   $   59,953
 Premiums on capital stocks                                45,862       45,862
 Other paid-in capital                                    151,310      141,310
 Retained earnings                                        134,531      136,911
                                                       ----------   ----------
     Total common equity                                  391,656      384,036
 Cumulative preferred stock                                50,000       50,000
 Long-term debt                                           353,223      265,631
                                                       ----------   ----------
     Total capitalization                                 794,879      699,667
                                                       ----------   ----------
Current liabilities:
 Long-term debt due within one year                                     35,000
 Short-term debt (including $13,350,000 and $8,650,000
   to affiliates)                                          41,650       81,820
 Accounts payable (including $165,924,000 and $157,076,000
   to affiliates)                                         178,869      182,102
 Accrued liabilities:
   Taxes                                                    4,243          906
   Interest                                                 6,225        7,945
   Other accrued expenses                                  29,694       27,132
 Customer deposits                                          4,846        4,985
 Dividends payable                                          3,776       13,968
                                                       ----------   ----------
     Total current liabilities                            269,303      353,858
                                                       ----------   ----------
Deferred federal and state income taxes                   178,520      176,913
Unamortized investment tax credits                         17,967       18,816
Other reserves and deferred credits                        49,971       46,468
                                                       ----------   ----------
                                                       $1,310,640   $1,295,722
                                                       ==========   ==========

The accompanying notes are an integral part of these financial statements.

                      MASSACHUSETTS ELECTRIC COMPANY
                         Statements of Cash Flows
                        Nine Months Ended September
                                (Unaudited)
                                                          1995        1994
                                                         ----          ----
                                                             (In Thousands)
Operating Activities:
   Net income                                            $ 11,346     $ 19,218
   Adjustments to reconcile net income to net cash
     provided by operating activities:
   Depreciation                                            34,394       32,475
   Deferred income taxes and investment tax credit - net      910       10,222
   Allowance for borrowed funds used during construction     (412)        (258)
   Amortization of unbilled revenues                                   (24,200)
   Decrease (increase) in accounts receivable,
     net, and unbilled revenues                            20,439       24,726
   Decrease (increase) in materials and supplies              586       (2,031)
   Decrease (increase) in prepaid and other current assets    648       (1,407)
   Increase (decrease) in accounts payable                 (3,233)      (3,472)
   Increase (decrease) in other current liabilities         4,040       13,882
   Other, net                                               2,323       (5,282)
                                                         --------     --------
      Net cash provided by operating activities          $ 71,041     $ 63,873
                                                         --------     --------

Investing Activities:
   Plant expenditures, excluding allowance for
     funds used during construction                      $(66,562)    $(67,225)
   Other investing activities                              (1,415)      (4,685)
                                                         --------     --------
      Net cash used in investing activities              $(67,977)    $(71,910)
                                                         --------     --------
Financing Activities:
   Capital contributions from parent                     $ 10,000
   Dividends paid on common stock                         (21,583)    $(17,986)
   Dividends paid on preferred stock                       (2,335)      (2,335)
   Long-term debt-issues                                   88,000       25,000
   Long-term debt-retirements                             (35,000)
   Changes in short-term debt                             (40,170)       4,645
                                                         --------     --------
      Net cash provided by (used in) financing activities$ (1,088)    $  9,324
                                                         --------     --------

Net increase in cash and cash equivalents                $  1,976     $  1,287

Cash and cash equivalents at beginning of period            1,225          773
                                                         --------     --------
Cash and cash equivalents at end of period               $  3,201     $  2,060
                                                         ========     ========

Supplementary Information:
   Interest paid less amounts capitalized                $ 24,795     $ 21,121
                                                         --------     --------
   Federal and state income taxes paid                   $(10,340)    $ (2,214)
                                                         --------     --------

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

    The electric utility industry typically utilizes and/or generates in its operations a range of potentially hazardous products and by-products. New England Electric System subsidiaries currently have in place an internal environmental audit program and an external waste disposal vendor audit and qualification program intended to enhance compliance with existing federal, state, and local requirements regarding the handling of potentially hazardous products and by-products.

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

------------------------

investigation and remediation costs of any particular hazardous waste site that may ultimately be borne by the Company. Where appropriate, the Company intends to seek recovery from its insurers and from other PRPs, but it is uncertain whether and to what extent such efforts would be successful. At September 30, 1995, the Company had total reserves for environmental response costs of $36 million and a related regulatory asset of $13 million. The Company believes that hazardous waste liabilities for all sites of which it is aware, and which are not covered by a rate agreement, will not be material to its financial position.


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

       Earnings
       --------
         Net income for the third quarter of 1995 increased $2 million over the corresponding period in 1994 as a result of increased sales to ultimate customers, reflecting warmer weather in the summer of 1995 and reduced operation and maintenance costs.
         Net income for the nine months decreased $8 million. Increased sales to commercial and industrial customers were offset by reduced sales to residential customers. Increased purchased power costs, increased interest expense, and a decrease in revenues, primarily in the second quarter, due to the operation of its purchased power cost adjustment (PPCA) mechanism, all contributed to the decrease in earnings. These decreases in earnings were partially offset by reduced operation and maintenance expenses. For a further discussion of the Company's PPCA mechanism, see the Operating Revenue section.

Rate Activity
       -------------
         On September 29, 1995, the Massachusetts Department of Public Utilities (MDPU) approved a $31 million increase to base rates for the Company which the Company began billing effective October 1,
       1995.   Approximately $5 million of this increase relates to the
       amortization of previously deferred postretirement benefits other than pensions (PBOPs) costs. The Company and certain intervenors to the rate case have each filed motions asking that the MDPU reconsider certain rulings within its order.

Operating Revenue
-----------------
         The following table summarizes the changes in operating revenue:

            Increase (Decrease) in Operating Revenue
                               Third Quarter                 Nine Months
                               -------------            ------------
                                1995 vs 1994            1995 vs 1994
                               -------------            ------------
                                                       (In Millions)
Sales to ultimate customers                   $ 8             $ (1)

PPCA mechanism                                 (1)              (6)

Fuel recovery                                   6               32

Rate changes/Service Extension
  Discounts (SEDs)                              6               17

DSM                                             6                6

Unbilled revenues recognized under
  rate agreement                               (8)             (24)

Other                                          (1)              (1)
                                              ---             ----
                                              $16             $ 23
                                              ===             ====

    The increase in sales to ultimate customers in the third quarter reflects warmer weather in the summer of 1995. During the nine month period, lower sales to residential customers were offset by higher sales to commercial and industrial customers.
    The increases in revenues due to the rate changes/SEDs are the result of the November 1994 expiration of the Company's temporary rate decrease as well as increased revenues for recovery of PBOPs, partially offset by increased discounts offered to large customers who agreed to give a three to five year notice before changing electricity suppliers under the Company's SED program. The cost of these discounts is being reimbursed to the Company by New England Power Company (NEP), the Company's affiliated power supplier, beginning in 1995 as a credit on its purchased power bill.
    For a discussion of fuel recovery see the fuel costs discussion in the Operating Expenses section.
    The Company's PPCA mechanism is designed to recover the effects of rate increases from NEP. The mechanism also passes on to customers the seasonal effects of NEP's rates. In the second quarter of 1995, the Company experienced an increase in its purchased power expense due to increased usage, particularly at peak demand levels. However, NEP's seasonal rates reduced the impact of this increase and these savings were passed on to customers through the Company's PPCA mechanism.
    The decrease in the recognition of unbilled revenues reflects the Company's completion of the recognition of $35 million of unbilled revenues over a 13 month period that ended December 31, 1994 in accordance with an October 1993 rate agreement.

Operating Expenses
------------------
    The following table summarizes the changes in operating expenses which are discussed below:

            Increase (Decrease) in Operating Expenses
                                          Third Quarter    Nine Months
                                          -------------    ------------
                                           1995 vs 1994    1995 vs 1994
                                          -------------    ------------
                                                          (In Millions)
   Purchased electric energy:

     Fuel costs                                   $ 6             $32

     SED reimbursement                             (2)             (6)

     Other                                          6               7

   Other operation and maintenance

     DSM                                            6               6

     Other                                         (3)             (6)

   Depreciation                                     1               2

   Taxes                                                           (6)
                                                  ---             ---
                                                  $14             $29
                                                  ===             ===

    The increase in fuel costs from NEP in the third quarter and nine months reflects increased short-term purchases which flow through NEP's fuel clause. This increase was the result of decreased generation from NEP's nuclear power suppliers, decreased hydro production due to low water levels, and, in the second quarter of 1995, overhauls of NEP's thermal generating facilities.
    The reduction in other operation and maintenance in the third quarter and first nine months of 1995 reflects decreased distribution system related expenses, and a reduction in uncollectible accounts expense, partially offset by increased general, administrative, and information system costs.
    The decrease in taxes is primarily due to decreased income in the first nine months of the year.

Interest Expense
----------------
    The increase in interest expense is due to increased long-term and short-term debt balances and higher interest rates.

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

    Massachusetts has been considering various proposals for allowing electric customers greater choice over their electricity supplier. The Company proposed to the MDPU a set of interdependent principles for industry restructuring which was agreed to by groups representing environmental protection advocates, governmental agencies, non-utility generators, investor-owned utilities, and large and small customer interests. These principles included, among others, provisions for increased customer choice while allowing utilities the opportunity to recover the cost of their past commitments (stranded costs). In August 1995, the MDPU adopted principles similar to those filed by the Company, including a reasonable opportunity for recovery of stranded costs over a period not to exceed 10 years. The MDPU directed the Company and two other utilities to file by February 16, 1996, a detailed plan consistent with the MDPU decision.
    In October 1995, the Company began discussions with interested parties regarding the plan to be filed pursuant to the MDPU order. That plan, to be called "Choice: New England", will propose that all customers of electric utilities in Massachusetts have the ability to choose their power supplier beginning in 1998. Under the plan, NEP's generation assets would become competitive, while the Company's transmission and distribution assets would remain regulated. Among other provisions, the plan would also propose a uniform access charge so that all regional utilities will have an opportunity to recover the cost of commitments made under the current regulated system.
    NEES believes that its "Choice: New England" proposal meets the principles for industry restructuring adopted by the MDPU and RIPUC for increased customer choice while providing utilities with an opportunity to recover costs which may be stranded by such customer choice. However, there can be no assurance that a final plan will include an access charge which would recover all stranded costs.
    In August 1995, the MDPU issued an order in a stranded cost case involving another utility and one of its customers. This customer, which previously purchased all of its requirements from the utility, installed cogenerating equipment and requested that the utility provide only backup service. In its order, the MDPU required the customer to pay the utility 75 percent of the net stranded costs attributable to serving the customer's load. Because, in part, utilities have always been exposed to the risk of customer cogeneration, the MDPU indicated that its order, which is under appeal, did not set precedent for the issue of stranded cost recovery in the context of utility industry restructuring.
    In March 1995, the Federal Energy Regulatory Commission
(FERC) issued a notice of proposed rule-making in which it stated that recovery in rates of legitimate and verifiable stranded costs from departing customers is the appropriate method for recovery of costs stranded as the result of wholesale competition. Under the FERC policy proposal, costs stranded as a result of retail competition would be subject to state commission review if the state commission has the necessary statutory authority, and subject to FERC review if the state commission does not have such authority. A final decision is expected in 1996.
    Electric utility rates have historically been based on a utility's costs. As a result, electric utilities are subject to certain accounting standards that are not applicable to other business enterprises in general. Financial Accounting Standard No. 71, Accounting for the Effects of Certain Types of Regulation (FAS 71), requires regulated entities, in appropriate circumstances, to establish regulatory assets and liabilities, and thereby defer the income statement impact of certain costs that are expected to be recovered in future rates. The Company believes that its operations currently meet the criteria established in FAS 71. However, the effects of regulatory and/or legislative initiatives, or its own initiatives, such as "Choice: New England", could, in the near future, cause all or a portion of the Company's operations to cease meeting the criteria of FAS 71. In that event, the application of FAS 71 to such operations would be discontinued and a non-cash write-off of previously established regulatory assets and liabilities related to such operations would be required. At September 30, 1995, the Company had pre-tax regulatory assets (net of regulatory liabilities) of approximately $50 million. In addition, if competitive or regulatory change should cause the Company's revenues to be insufficient to recover its costs, a write-down of plant assets could be required pursuant to Financial Accounting Standard No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (FAS 121). This standard, effective for fiscal year 1996, clarifies when and how to recognize an impairment of long-lived assets. For further discussion of FAS 121 see Note B.

Utility Plant Expenditures and Financings
-----------------------------------------
    Cash expenditures for utility plant totaled $67 million in the first nine months of 1995. The funds necessary for utility plant expenditures during the period were provided by net cash from operating activities, after the payment of dividends, and from proceeds of long-term debt issues. During the first nine months of 1995, the Company issued $88 million of first mortgage bonds at interest rates ranging from 6.72 percent to 8.46 percent.
    At September 30, 1995, the Company had $42 million of short-term debt outstanding including $28 million of commercial paper borrowings. The Company currently has lines of credit with banks totaling $90 million. These lines of credit are available to provide liquidity support for commercial paper borrowings and other corporate purposes. There were no borrowings under these lines of credit at September 30, 1995.
    For the twelve-month period ending September 30, 1995, the ratio of earnings to fixed charges was 2.43.

                  PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

     Information concerning the Company's $31 million rate order from the Massachusetts Department of Public Utilities, discussed in Part I of this report in Management's Discussion and Analysis of Financial Condition and Results of Operations, is incorporated herein by reference and made a part hereof.


Item 4.  Submission of Matters to a Vote of Security-Holders
------------------------------------------------------------

     On August 17, 1995, a Special Meeting of Stockholders was held. The following actions were taken by the unanimous vote of the 2,398,111 shares having general voting rights represented at the meeting:

     The number of directors was increased from eleven to twelve.

     Dr. Kalyan K. Ghosh was elected as a director.

     The following are the other directors of the Company:

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

     12   Statement re computation of ratios

     The Company is filing Financial Data Schedules.

     The Company filed reports on Form 8-K dated August 16, 1995 and September 29, 1995, each containing Item 5, Other Events.

                           SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q for the quarter ended September 30, 1995 to be signed on its behalf by the undersigned thereunto duly authorized.

                                MASSACHUSETTS ELECTRIC COMPANY


                                s/ Michael E. Jesanis

                                Michael E. Jesanis, Treasurer,
                                Authorized Officer, and
                                Principal Financial Officer

Date: November 13, 1995