Form 10-Q
period 1996-03-31
MASSACHUSETTS ELECTRIC CO
filed 1996-05-13
CIK 63073

               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.   20549


                            FORM 10-Q


  (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1996

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

                       Yes (X)      No ( )

Common stock, par value $25 per share, authorized and outstanding: 2,398,111 shares at March 31, 1996.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
- ----------------------------

                          MASSACHUSETTS ELECTRIC COMPANY
                               Statements of Income
                              Periods Ended March 31
                                   (Unaudited)
                                                Three Months
                    Twelve Months
                                                ------------
                    -------------
                                            1996      1995
1996      1995
                                            ----      ----
- ----      ----
                                                          (In
Thousands)
Operating revenue                         $390,819
$373,092$1,523,403 $1,473,450
                                          --------
- ------------------ ----------

Operating expenses:
  Purchased electric energy, principally from
   New England Power Company, an affiliate 287,385   284,538
1,116,520  1,073,778
  Other operation                           47,198    44,911
208,947    214,142
  Maintenance                                8,056     7,432
30,149     35,084
  Depreciation                              12,037    11,465
45,401     43,415
  Taxes, other than income taxes             8,745     8,354
30,413     28,709
  Income taxes                               6,711     3,043
22,965     19,429
                                          --------
- ------------------ ----------
       Total operating expenses            370,132   359,743
1,454,395  1,414,557
                                          --------
- ------------------ ----------
Operating income                            20,687    13,349
69,008     58,893

Other income (expense) - net, including
  related taxes                             (2,037)      326
(2,904)       786
                                          --------
- ------------------ ----------
       Operating and other income           18,650    13,675
66,104     59,679
                                          --------
- ------------------ ----------

Interest:
  Interest on long-term debt                 6,725     6,105
26,521     22,069
  Other interest                             1,387     2,641
5,530      7,840
  Allowance for borrowed funds used during
   construction - credit                      (196)     (197)
(656)      (510)
                                          --------
- ------------------ ----------
       Total interest                        7,916     8,549
31,395     29,399
                                          --------
- ------------------ ----------

Net income                                $ 10,734  $  5,126$
34,709 $   30,280
                                          ========
================== ==========


                         Statements of Retained Earnings

Retained earnings at beginning of period  $150,308  $136,911$
135,264 $  137,475
Net income                                  10,734     5,126
34,709     30,280
Dividends declared on cumulative
  preferred stock                             (779)     (778)
(3,115)    (3,114)
Dividends declared on common stock          (9,592)   (5,995)
(16,187)   (29,377)
                                          --------
- ------------------ ----------
Retained earnings at end of period        $150,671  $135,264$
150,671 $  135,264
                                          ========
================== ==========

    The accompanying notes are an integral part of these financial statements.

   Per share data is not relevant because the Company's common stock is wholly-
                      owned by New England Electric System.

                      MASSACHUSETTS ELECTRIC COMPANY
                              Balance Sheets
                                (Unaudited)
                                                      March 31,
              December 31,
                                  ASSETS               1996
   1995
                                  ------               ----
   ----
                                                           (In
Thousands)
Utility plant, at original cost                        $1,431,625
 $1,420,069
 Less accumulated provisions for depreciation             407,116
    399,711
                                                       ----------
 ----------
                                                        1,024,509
  1,020,358
Construction work in progress                              27,878
     21,118
                                                       ----------
 ----------
   Net utility plant                                    1,052,387
  1,041,476
                                                       ----------
 ----------
Current assets:
 Cash                                                       1,209
      1,840
 Accounts receivable:
   From sales of electric energy                          171,245
    160,795
   Other (including $4,540,000 and $1,776,000
    from affiliates)                                        6,397
      3,527
     Less reserves for doubtful accounts                   13,552
     12,544
                                                       ----------
 ----------
                                                          164,090
    151,778
 Unbilled revenues                                         39,900
     49,800
 Materials and supplies, at average cost                   11,341
     10,602
 Prepaid and other current assets                          23,434
     22,514
                                                       ----------
 ----------
     Total current assets                                 239,974
    236,534
                                                       ----------
 ----------
Deferred charges and other assets                          63,160
     65,090
                                                       ----------
 ----------
                                                       $1,355,521
 $1,343,100
                                                       ==========
 ==========
                      CAPITALIZATION AND LIABILITIES
                      ------------------------------
Capitalization:
 Common stock, par value $25 per share, authorized
   and outstanding 2,398,111 shares                    $   59,953
 $   59,953
 Premiums on capital stocks                                45,862
     45,862
 Other paid-in capital                                    155,310
    155,310
 Retained earnings                                        150,671
    150,308
                                                       ----------
 ----------
     Total common equity                                  411,796
    411,433
 Cumulative preferred stock                                50,000
     50,000
 Long-term debt                                           353,312
    353,267
                                                       ----------
 ----------
     Total capitalization                                 815,108
    814,700
                                                       ----------
 ----------
Current liabilities:
 Short-term debt (including $11,250,000 and $1,000,000
  to affiliates)                                           46,475
     55,450
 Accounts payable (including $162,150,000 and $165,515,000
  to affiliates)                                          171,477
    181,943
 Accrued liabilities:
   Taxes                                                   16,832
      7,371
   Interest                                                 6,861
      9,502
   Other accrued expenses                                  39,979
     17,136
 Customer deposits                                          4,496
      4,633
 Dividends payable                                         10,371
      1,977
                                                       ----------
 ----------
     Total current liabilities                            296,491
    278,012
                                                       ----------
 ----------
Deferred federal and state income taxes                   177,570
    184,575
Unamortized investment tax credits                         17,404
     17,684
Other reserves and deferred credits                        48,948
     48,129
                                                       ----------
 ----------
                                                       $1,355,521
 $1,343,100
                                                       ==========
 ==========

The accompanying notes are an integral part of these financial statements.

                      MASSACHUSETTS ELECTRIC COMPANY
                         Statements of Cash Flows
                          Quarters Ended March 31
                                (Unaudited)
                                                         1996
    1995
                                                         ----
    ----
                                                             (In
Thousands)
Operating activities:
   Net income                                            $ 10,734
   $  5,126
   Adjustments to reconcile net income to net cash
     provided by operating activities:
   Depreciation                                            12,037
     11,465
   Deferred income taxes and investment tax credits, net
(7,279)      (2,346)
   Allowance for funds used during construction
(196)        (197)
   Decrease (increase) in accounts receivable,
     net and unbilled revenues
(2,412)      11,681
   Decrease (increase) in materials and supplies
(739)      (1,045)
   Decrease (increase) in prepaid and other current assets
(920)       1,048
   Increase (decrease) in accounts payable
(10,466)     (20,091)
   Increase (decrease) in other current liabilities        29,526
      5,282
   Other, net                                               2,993
     (1,027)
                                                         --------
   --------
      Net cash provided by operating activities          $ 33,278
   $  9,896
                                                         --------
   --------

Investing activities:
   Plant expenditures, excluding allowance for
     funds used during construction
$(22,779)    $(20,605)
   Other investing activities
(178)        (415)
                                                         --------
   --------
      Net cash used in investing activities
(22,957)    $(21,020)
                                                         --------
   --------
Financing activities:
   Dividends paid on common stock                        $
(1,198)    $(13,190)
   Dividends paid on preferred stock
(779)        (778)
   Long-term debt - issues
     48,000
   Long-term debt - retirements
    (10,000)
   Changes in short-term debt
(8,975)     (13,095)
                                                         --------
   --------
      Net cash provided by (used in)
       financing activities
$(10,952)    $ 10,937
                                                         --------
   --------

Net decrease in cash and cash equivalents                $
(631)    $   (187)

Cash and cash equivalents at beginning of period            1,840
      1,225
                                                         --------
   --------
Cash and cash equivalents at end of period               $  1,209
   $  1,038
                                                         ========
   ========

Supplementary information:
   Interest paid less amounts capitalized                $ 10,290
   $  9,843
                                                         --------
   --------
   Federal and state income taxes paid (refunded)        $  4,780
   $ (9,000)
                                                         --------
   --------

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

    The electric utility industry typically utilizes and/or generates in its operations a range of potentially hazardous products and by-products. New England Electric System subsidiaries currently have an environmental audit program in place intended to enhance compliance with existing federal, state, and local requirements regarding the handling of potentially hazardous products and by-products.

    The Company has been named as a potentially responsible party
(PRP) by either the U.S. Environmental Protection Agency or the Massachusetts Department of Environmental Protection for 19 sites at which hazardous waste is alleged to have been disposed. Private parties have also contacted or initiated legal proceedings against the Company regarding hazardous waste cleanup. The most prevalent types of hazardous waste sites with which the Company has been associated are manufactured gas locations. The Company is aware of approximately 35 such locations in Massachusetts (including eight of the 19 locations for which the Company is a PRP). The Company is currently aware of other sites, and may in the future become aware of additional sites, that it may be held responsible for remediating.

    In 1993, the Massachusetts Department of Public Utilities approved a rate agreement filed by the Company that allows for remediation costs of former manufactured gas sites and certain other hazardous waste sites located in Massachusetts to be met from a non-rate-recoverable, interest-bearing fund of $30 million established on the Company's books. Rate-recoverable contributions of $3 million, adjusted for inflation, are added to the fund annually in accordance with the agreement. Any shortfalls in the fund would be paid by the Company and be recovered through rates over seven years.

    Predicting the potential costs to investigate and remediate hazardous waste sites continues to be difficult. There are also significant uncertainties as to the portion, if any, of the investigation and remediation costs of any particular hazardous waste site that may ultimately be borne by the Company. Where appropriate, the Company intends to seek recovery from its insurers and from other PRPs, but it is uncertain whether, and to what extent, such efforts will be successful. At March 31, 1996,

- ------------------------------------

the Company had total reserves for environmental response costs of $39 million and a related regulatory asset of $15 million. The Company believes that hazardous waste liabilities for all sites of which it is aware, and which are not covered by a rate agreement, are not material to its financial position.



Note B - New Accounting Standard
- --------------------------------

    In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (FAS 121). This standard clarifies when and how to recognize an impairment of long-lived assets. If competitive or regulatory change should cause a substantial revenue loss, a write-down of plant assets could be required pursuant to FAS 121. In addition, FAS 121 requires that all regulatory assets, which must have a high probability of recovery to be initially established, must continue to meet that high probability standard to avoid being written off. However, if written off, a regulatory asset can be restored if it again has a high probability of recovery. This standard did not have a material impact on the financial condition or results of operations upon adoption. However, the impact in future periods may change as competitive factors and restructuring influence the electric utility industry.



Note C
- ------

    In the opinion of the Company, these statements reflect all adjustments (which include normal recurring adjustments) necessary for a fair statement of the results of its operations for the periods presented and should be considered in conjunction with the notes to the financial statements in the Company's 1995 Annual Report.

Item 2. Management's Discussion and Analysis of Financial
       ---------------------------------------------------------
        Condition and Results of Operations
        -----------------------------------
         This section contains management's assessment of Massachusetts Electric Company's financial condition and the
       principal factors having an impact on the results of operations.
       This discussion should be read in conjunction with the Company's financial statements and footnotes and the 1995 Annual
Report on
       Form 10-K.

       Earnings
       --------
         Net income for the first quarter of 1996 increased $6
million
       compared with the corresponding period last year. The
increase in
       revenues is primarily due to sales growth and rate
increases.
       Kilowatt-hour (kWh) sales to ultimate customers increased
5.6
       percent in the first quarter of 1996 due to a return to more normal weather conditions as compared with the unusually mild weather experienced in the first quarter of 1995.
Partially
       offsetting these increases in revenues was an increase in operation and maintenance expenses.

       Competitive Conditions
       ----------------------
         The electric utility business is being subjected to rapidly increasing competitive pressures, stemming from a combination of trends, including the presence of surplus generating capacity, a disparity in electric rates among regions of the country, improvements in generation efficiency, increasing demand for customer choice, and new regulations and legislation intended to foster competition. See the Company's Annual Report on Form 10-K for the year ended December 31, 1995.
         In states across the country, including Massachusetts, there have been an increasing number of proposals to allow retail customers to choose their electricity supplier, with incumbent utilities required to deliver that electricity over their transmission and distribution systems (also known as
"retail
       wheeling").

       Choice: New England
         In October 1995, the NEES companies announced a plan,
Choice:
       New England, to allow all customers of electric utilities in
       Massachusetts, Rhode Island, and New Hampshire to choose their power supplier beginning in 1998. Under the plan, the pricing of generation would be deregulated; however, transmission and distribution rates would remain regulated.
         Under Choice: New England, the Company would no longer sell electricity to its customers. Instead, customers would purchase electricity from a supplier of their choice, with the Company remaining responsible for providing distribution services to customers under regulated rates. Transmission services would be provided by a new affiliate of the Company, which is being formed by New England Electric System (NEES) to provide comparable service across the NEES companies' transmission system.
         Under Choice: New England, the Company's wholesale contract with New England Power Company (NEP) would be terminated.
In
       return, the plan proposes that the cost of NEP's past generation commitments be recovered from the Company and its retail affiliates through a contract termination charge. The
Company
       would, in turn, seek to recover the payments to NEP through a wires access or transition charge to retail customers.
Those
       commitments primarily consist of (i) generating plant commitments, (ii) regulatory assets, (iii) purchased power contracts, and (iv) the operating cost of nuclear plants which
       cannot be mitigated by shutting down the plants (otherwise referred to as "nuclear costs independent of operation").
The
       portion of these commitments incurred by NEP to serve the Company's customers is currently estimated at approximately $3
       billion on a present value basis. Sunk costs associated with utility generating plants, such as past capital investments, and regulatory assets would be recovered over ten years.
Purchased
       power contract costs and nuclear costs independent of operation would be recovered as incurred over the life of those obligations, a period expected to extend beyond ten years.
Under
       Choice: New England, the access charge would be set at three cents per kWh for the first three years. Thereafter, the access charge would vary, but is expected to decline. The provisions of
       Choice: New England, including the proposed access charge, are subject to state approval and Federal Energy Regulatory
       Commission (FERC) approval.
         Choice: New England was formally filed by the Company with the Massachusetts Department of Public Utilities (MDPU) in February 1996. Three other utilities and the
Massachusetts
       Division of Energy Resources (DOER) also filed plans with the
       MDPU in February 1996. The DOER's plan also calls for direct access for all customers beginning in 1998, with a pilot program beginning in 1997.
         On May 1, 1996, the MDPU issued a set of proposed rules and regulations governing the implementation of retail choice.
The
       proposed rules would allow all customers of Massachusetts investor-owned utilities to choose their electric supplier beginning in 1998 and would establish a price cap system for
       regulating the rates of distribution service that would continue to be provided by local utilities. The MDPU proposed rules affirm the principle of stranded cost recovery for utilities over ten years, but create uncertainties concerning the extent of actual stranded cost recovery. Hearings on the proposed rules are scheduled for June and July. The MDPU has stated that it will issue final regulations in September 1996 and issue orders on the individual utility plans in 1997.

       Other regulatory initiatives
         In April 1996, the FERC issued Order No. 888 addressing
open
       access transmission and indicated that those utilities
that own
       transmission facilities will be required to file open
access
       tariffs to make available transmission service to
affiliates and
       nonaffiliates at fair non-discriminatory rates.  Order No.
888
       also stated that public utilities will be allowed to seek recovery of legitimate and verifiable stranded costs from departing customers as a result of wholesale competition.
The
       FERC indicated that it will provide for the recovery of retail stranded costs only if state regulators lack the legal authority to address those costs at the time of retail wheeling is required. The FERC also stated that it would consider proposals
       for stranded cost recovery under wholesale requirements contracts, such as the contracts between NEP and its retail
       affiliates.

       Risk factors
         The major risk factors affecting the Company relate to
the
       possibility of adverse regulatory decisions or legislation which
       limit the level of revenues the Company is allowed to
charge for
       its services.  The Company's all-requirements purchased
power
       contract with NEP requires either party to give seven
years
       notice prior to terminating the contract.  Termination of
the
       contract would create stranded costs at NEP that NEP would seek
to recover from the Company pursuant to the contract.  In that event, the Company would seek recovery of such stranded
costs
       from its customers.  However, there is no assurance that
the
       final restructuring plans ordered by state regulatory
bodies or
       state legislatures will include provisions that allow the
Company
       to fully recover any stranded costs passed on to the
Company by
       NEP. In such an event, the Company could be faced with a significant amount of costs being billed to it by NEP that the
       Company could not fully recover from retail customers, for which
       the Company would seek a remedy in the courts.  In
addition,
       there is no assurance that any performance incentive
system,
       which regulators might ultimately adopt with respect to
the
       Company's distribution activities, would allow the Company to
       fully recover prudently incurred costs and earn a
reasonable
       return on investment.
         Historically, electric utility rates have been based on
a
       utility's costs.  As a result, electric utilities are
subject to
       certain accounting standards that are not applicable to
other
       business enterprises in general.  Financial Accounting
Standards
       No. 71, Accounting for the Effects of Certain Types of
Regulation
       (FAS 71), requires regulated entities, in appropriate circumstances, to establish regulatory assets and liabilities,
       and thereby defer the income statement impact of certain
costs
       that are expected to be recovered in future rates.  The
effects
       of regulatory, legislative, or utility initiatives could,
in the
       near future, cause all or a portion of the Company's
operations
to cease meeting the criteria of FAS 71.  In that event, the application of FAS 71 to such operations would be
discontinued
       and a non-cash write-off of previously established
regulatory
       assets and liabilities related to such operations would be required. At December 31, 1995, the Company had pre-tax regulatory assets (net of regulatory liabilities) of approximately $50 million.
       Operating Revenue
       -----------------
         The following table summarizes the changes in operating
       revenue:
       Increase (Decrease) in Operating Revenue
                                           First Quarter
                                           -------------
                                            1996 vs 1995
                                           -------------
                                           (In Millions)

       Sales to ultimate customers                 $ 11

       Rate changes                                   8

       Purchased Power Cost Adjustment (PPCA)
        mechanism                                    (2)

       Fuel recovery                                  2

       Demand-side Management (DSM)                  (2)

       Other                                          1
                                                              ---
                                                              $18
                                                              ===

         For a discussion of sales to ultimate customers, see the Earnings section.

     The increase in revenues due to rate changes is the result of a $31 million base rate increase which the Company began billing in the fourth quarter of 1995.
   The Company's rates contain a fuel clause and a PPCA
       provision. These mechanisms are designed to allow the Company to pass on to its customers changes in purchased energy costs resulting from rate increases or decreases by NEP, the
Company's
       affiliated wholesale power supplier. The PPCA mechanism is also designed to pass on to customers the effects of NEP's seasonal rates. Although the Company experienced an increase in purchased power costs in the first quarter of 1996, NEP's seasonal rates reduced the impact of this increase. The passback to customers of this benefit is reflected as a reduction in revenues under the
       PPCA mechanism.

       Operating Expenses
       ------------------
   The following table summarizes the changes in operating expenses which are discussed below:

       Increase (Decrease) in Operating Expenses


First Quarter

- -------------

1996 vs 1995

- -------------

(In Millions)
                                    Purchased electric energy:

                                                    Fuel costs
       $ 2

                                                    Other
         1

                                            Other operation and
maintenance:

                                                    DSM
        (2)

                                                    Other
         5

                                            Taxes            4


       ---
                                                             $10
                                                             ===

           The increase in other operation and maintenance expense in the first quarter reflects increased distribution system-related expenses and increased customer service expenses. Post-retirement benefit costs also increased due to the inclusion
       of additional amounts in rates that were previously deferred.
         The change in taxes in the first three months of the year is primarily due to increased income.

       Utility Plant Expenditures and Financings
       -----------------------------------------
               Cash expenditures for utility plant totaled $23 million in the first three months of 1996. The funds necessary for utility plant expenditures during the period were provided by net cash from operating activities, after the payment of dividends.
The
       Company did not issue any long-term debt during the first three months of 1996.
           At March 31, 1996, the Company had $46 million of short-term debt outstanding including $35 million of commercial paper borrowings. The Company currently has lines of credit with banks
       totaling $90 million. These lines of credit are available to provide liquidity support for commercial paper borrowings and other corporate purposes. There were no borrowings under these lines of credit at March 31, 1996.
         For the twelve-month period ending March 31, 1996, the ratio of earnings to fixed charges was 2.77.

            PART II.  OTHER INFORMATION


       Item 1.  Legal Proceedings
       --------------------------

                                    Information concerning the
restructuring dockets before the
       Massachusetts Department of Public Utilities, discussed in
Part I
       of this report in Management's Discussion and Analysis of Financial Condition and Results of Operations, is
incorporated
       herein by reference and made a part hereof.

       Item 4.  Submission of Matters to a Vote of
Security-Holders

- ------------------------------------------------------------

                                    On March 20, 1996, the Annual
Meeting of Stockholders was
       held. The following actions were taken by the unanimous vote of the 2,398,111 shares having general voting rights represented at the meeting:

                                    The number of directors was
fixed at eleven.

                                    The following were elected as
directors of the Company:

                                    Urville J. Beaumont
                                    Joan T. Bok
                                    Sally L. Collins
                                    John H. Dickson
                                    Kalyan K. Ghosh
                                    Charles B. Housen
                                    Patricia A. McGovern
                                    John F. Reilly
                                    John W. Rowe
                                    Richard P. Sergel
                                    Roslyn M. Watson

                                    Michael E. Jesanis was
elected Treasurer and Robert King
       Wulff was elected Clerk.

                                    Coopers & Lybrand L.L.P. was
selected as auditor for 1996.

       Item 6.  Exhibits and Reports on Form 8-K
       -----------------------------------------

                                    The Company is filing the
following revised exhibit for
       incorporation by reference into its registration statement on
       Form S-3, Commission File No. 33-59145.

                                    12Statement re computation of
ratios

                                    The Company is filing
Financial Data Schedules.

                                    The Company filed a report on
Form 8-K dated February 16,
       1996, containing Item 5, Other Events.

                     SIGNATURE

                  Pursuant to the requirements of the Securities
Exchange Act
       of 1934, the registrant has duly caused this report on Form 10-Q for the quarter ended March 31, 1996 to be signed on its behalf by the undersigned thereunto duly authorized.

                                   MASSACHUSETTS ELECTRIC COMPANY


                                   s/ Michael E. Jesanis


                                   Michael E. Jesanis, Treasurer,
                                   Authorized Officer, and
                                   Principal Financial Officer

       Date: May 13, 1996