Form 10-Q
period 1996-06-30
MASSACHUSETTS ELECTRIC CO
filed 1996-08-14
CIK 63073

               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.   20549


                            FORM 10-Q


  (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1996

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

                       Yes (X)      No ( )

Common stock, par value $25 per share, authorized and outstanding: 2,398,111 shares at June 30, 1996.

PART I FINANCIAL STATEMENTS
Item 1. Financial Statements
- ----------------------------

                          MASSACHUSETTS ELECTRIC COMPANY
                               Statements of Income
                              Periods Ended June 30
                                   (Unaudited)
                                                 Quarter                 Six Months
                                                --------                 ----------
                                            1996      1995      1996       1995
                                            ----      ----      ----       ----
                                                          (In Thousands)
Operating revenue                         $358,479  $355,431  $749,298   $728,523
                                          --------  --------  --------   --------

Operating expenses:
  Purchased electric energy, principally from
   New England Power Company, an affiliate 262,008   270,060   549,393    554,598
  Other operation                           52,404    46,527    99,602     91,438
  Maintenance                                7,241     7,508    15,297     14,940
  Depreciation                              12,038    11,465    24,075     22,930
  Taxes, other than income taxes             7,738     7,136    16,483     15,490
  Income taxes                               3,267     1,562     9,978      4,605
                                          --------  --------  --------   --------
       Total operating expenses            344,696   344,258   714,828    704,001
                                          --------  --------  --------   --------
       Operating income                     13,783    11,173    34,470     24,522

Other income (expense), net                    (40)   (1,143)   (2,077)      (817)
                                          --------  --------  --------   --------
       Operating and other income           13,743    10,030    32,393     23,705
                                          --------  --------  --------   --------

Interest:
  Interest on long-term debt                 6,736     6,476    13,461     12,581
  Other interest                             1,819       981     3,206      3,622
  Allowance for borrowed funds used during
   construction - credit                      (268)        6      (464)      (191)
                                          --------  --------  --------   --------
       Total interest                        8,287     7,463    16,203     16,012
                                          --------  --------  --------   --------

       Net income                         $  5,456  $  2,567  $ 16,190   $  7,693
                                          ========  ========  ========   ========



                         Statements of Retained Earnings


Retained earnings at beginning of period  $150,671  $135,264  $150,308   $136,911
Net income                                   5,456     2,567    16,190      7,693
Dividends declared on cumulative
  preferred stock                             (778)     (779)   (1,557)    (1,557)
Dividends declared on common stock          (1,199)   (2,398)  (10,791)    (8,393)
                                          --------  --------  --------   --------
Retained earnings at end of period        $154,150  $134,654  $154,150   $134,654
                                          ========  ========  ========   ========

    The accompanying notes are an integral part of these financial statements.

   Per share data is not relevant because the Company's common stock is wholly owned by New England Electric System.



                    MASSACHUSETTS ELECTRIC COMPANY
                         Statements of Income
                     Twelve Months Ended June 30
                             (Unaudited)
                                                    1996               1995
                                                    ----               ----
                                                           (In Thousands)
Operating revenue                                     $1,526,451 $1,488,995
                                                      ---------- ----------

Operating expenses:
      Purchased electric energy, principally from
       New England Power Company, an affiliate         1,108,468  1,097,275
      Other operation                                    214,824    212,679
      Maintenance                                         29,882     35,203
      Depreciation                                        45,974     44,055
      Taxes, other than income taxes                      31,015     28,826
      Income taxes                                        24,670     15,945
                                                      ---------- ----------
           Total operating expenses                    1,454,833  1,433,983
                                                      ---------- ----------
           Operating income                               71,618     55,012

Other income (expense), net                               (1,801)       (46)
                                                      ---------- ----------
           Operating and other income                     69,817     54,966
                                                      ---------- ----------

Interest:
      Interest on long-term debt                          26,781     23,382
      Other interest                                       6,368      7,382
      Allowance for borrowed funds used during
       construction - credit                                (930)      (430)
                                                      ---------- ----------
           Total interest                                 32,219     30,334
                                                      ---------- ----------

           Net income                                 $   37,598 $   24,632
                                                      ========== ==========



                   Statements of Retained Earnings


Retained earnings at beginning of period              $  134,654 $  138,317
Net income37,598                                          24,632
Dividends declared on cumulative preferred stock          (3,114)    (3,114)
Dividends declared on common stock                       (14,988)   (25,181)
                                                      ---------- ----------
Retained earnings at end of period                    $  154,150 $  134,654
                                                      ========== ==========

The accompanying notes are an integral part of these financial statements.

Per share data is not relevant because the Company's common stock is wholly owned by New England Electric System.



                      MASSACHUSETTS ELECTRIC COMPANY
                              Balance Sheets
                                (Unaudited)
                                                        June 30,                  December 31,
                                  ASSETS                 1996          1995
                                  ------                 ----          ----
                                                             (In Thousands)
Utility plant, at original cost                        $1,463,912   $1,420,069
 Less accumulated provisions for depreciation             417,276      399,711
                                                       ----------   ----------
                                                        1,046,636    1,020,358
Construction work in progress                              18,628       21,118
                                                       ----------   ----------
   Net utility plant                                    1,065,264    1,041,476
                                                       ----------   ----------
Current assets:
 Cash                                                         997        1,840
 Accounts receivable:
   From sales of electric energy                          153,508      160,795
   Other (including $2,714,000 and $1,776,000
     from affiliates)                                       3,783        3,527
     Less reserves for doubtful accounts                   13,679       12,544
                                                       ----------   ----------
                                                          143,612      151,778
 Unbilled revenues                                         44,200       49,800
 Materials and supplies, at average cost                   10,878       10,602
 Prepaid and other current assets                          24,171       22,514
                                                       ----------   ----------
     Total current assets                                 223,858      236,534
                                                       ----------   ----------
Deferred charges and other assets                          61,147       65,090
                                                       ----------   ----------
                                                       $1,350,269   $1,343,100
                                                       ==========   ==========

                      CAPITALIZATION AND LIABILITIES
                      ------------------------------
Capitalization:
 Common stock, par value $25 per share, authorized
   and outstanding 2,398,111 shares                    $   59,953   $   59,953
 Premiums on capital stocks                                45,862       45,862
 Other paid-in capital                                    155,310      155,310
 Retained earnings                                        154,150      150,308
                                                       ----------   ----------
     Total common equity                                  415,275      411,433
 Cumulative preferred stock                                50,000       50,000
 Long-term debt                                           338,356      353,267
                                                       ----------   ----------
     Total capitalization                                 803,631      814,700
                                                       ----------   ----------
Current liabilities:
 Long-term debt due in one year                            15,000
 Short-term debt (including $5,375,000 and $1,000,000
   to affiliates)                                          48,650       55,450
 Accounts payable (including $154,490,000 and $165,515,000
   to affiliates)                                         162,566      181,943
 Accrued liabilities:
   Taxes                                                   13,840        7,371
   Interest                                                 9,376        9,502
   Other accrued expenses                                  52,197       17,136
 Customer deposits                                          4,407        4,633
 Dividends payable                                          1,977        1,977
                                                       ----------    ---------
     Total current liabilities                            308,013      278,012
                                                       ----------   ----------
Deferred federal and state income taxes                   173,887      184,575
Unamortized investment tax credits                         17,125       17,684
Other reserves and deferred credits                        47,613       48,129
                                                       ----------   ----------
                                                       $1,350,269   $1,343,100
                                                       ==========   ==========

The accompanying notes are an integral part of these financial statements.

                      MASSACHUSETTS ELECTRIC COMPANY
                         Statements of Cash Flows
                         Six Months Ended June 30
                                (Unaudited)
                                                          1996        1995
                                                         ----          ----
                                                             (In Thousands)
                                                                           <C
Operating Activities:
   Net income                                            $ 16,190     $  7,693
   Adjustments to reconcile net income to net cash
     provided by operating activities:
   Depreciation                                            24,075       22,930
   Deferred income taxes and investment tax credit, net   (11,234)      (3,478)
   Allowance for funds used during construction              (464)        (191)
   Decrease (increase) in accounts receivable, net
     and unbilled revenues                                 13,766       17,769
   Decrease (increase) in materials and supplies             (276)         251
   Decrease (increase) in prepaid and other current assets (1,657)          11
   Increase (decrease) in accounts payable                (19,377)     (17,549)
   Increase (decrease) in other current liabilities        41,178        4,876
   Other, net                                               3,726        2,790
                                                         --------     --------
      Net cash provided by operating activities          $ 65,927     $ 35,102
                                                         --------     --------
Investing Activities:
   Plant expenditures, excluding allowance for
     funds used during construction                      $(47,425)    $(45,454)
   Other investing activities                                (197)        (415)
                                                         --------     --------
      Net cash used in investing activities              $(47,622)    $(45,869)
                                                         --------     --------
Financing Activities:
   Dividends paid on common stock                        $(10,791)    $(19,185)
   Dividends paid on preferred stock                       (1,557)      (1,557)
   Long-term debt-issues                                                68,000
   Long-term debt-retirements                                          (25,000)
   Changes in short-term debt                              (6,800)     (11,545)
                                                         --------     --------
      Net cash provided by (used in) financing activities$(19,148)    $ 10,713
                                                         --------     --------

Net decrease in cash and cash equivalents                $   (843)    $    (54)

Cash and cash equivalents at beginning of period            1,840        1,225
                                                         --------     --------
Cash and cash equivalents at end of period               $    997     $  1,171
                                                         ========     ========

Supplementary Information:
   Interest paid less amounts capitalized                $ 15,769     $ 15,174
                                                         --------     --------
   Federal and state income taxes paid (refunded)        $ 14,545     $ (5,775)
                                                         --------     --------

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

   In 1993, the Massachusetts Department of Public Utilities approved a rate agreement filed by the Company that allows for remediation costs of former manufactured gas sites and certain other hazardous waste sites located in Massachusetts to be met from a non-rate-recoverable, interest-bearing fund of $30 million established on the Company's books in 1993. Rate-recoverable contributions of $3 million, adjusted for inflation, are added to the fund annually in accordance with the agreement. Any shortfalls in the fund would be paid by the Company and be recovered through rates over seven years.

   Predicting the potential costs to investigate and remediate hazardous waste sites continues to be difficult. There are also significant uncertainties as to the portion, if any, of the investigation and remediation costs of any particular hazardous waste site that may ultimately be borne by the Company. Where appropriate, the Company intends to seek recovery from its insurers and from other PRPs, but it is uncertain whether, and to what extent, such efforts will be successful. At June 30, 1996,

- ------------------------

the Company had total reserves for environmental response costs of $38 million and a related regulatory asset of $15 million. The Company believes that hazardous waste liabilities for all sites of which it is aware, and which are not covered by a rate agreement, are not material to its financial position.


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

       Earnings
       --------
         Net income for the second quarter and first six months of 1996 increased $3 million and $8 million, respectively, compared with the corresponding periods in 1995. These increases are due to sales growth and rate increases. Kilowatt-hour (kWh) sales to ultimate customers increased 1.8 percent and 3.8 percent in the second quarter and first six months of 1996, respectively. Partially offsetting these increases in revenues are increased operation and maintenance expenses.

       Competitive Conditions
       ----------------------
         The electric utility business is being subjected to rapidly increasing competitive pressures, stemming from a combination of trends, including the presence of surplus generating capacity, a disparity in electric rates among regions of the country, improvements in generation efficiency, increasing demand for customer choice, and new regulations and legislation intended to foster competition. See the Company's Annual Report on Form 10-K for the year ended December 31, 1995.
         In states across the country, including Massachusetts, there have been an increasing number of proposals to allow retail customers to choose their electricity supplier, with incumbent utilities required to deliver that electricity over their transmission and distribution systems (also known as "retail wheeling"). In Rhode Island, such a proposal has been enacted into law.

       Massachusetts proceedings
         In February 1996, the Company filed with the Massachusetts Department of Public Utilities (MDPU) a plan for retail choice similar to the Rhode Island legislation described below. Three other utilities and the Massachusetts Division of Energy Resources (DOER) also filed plans with the MDPU in February 1996. The DOER's plan calls for direct access for all customers beginning in 1998, with a pilot program beginning in 1997. The DOER's plan, however, proposes that, in exchange for stranded cost recovery, utilities divest their generating assets, either through sale or spinoff.
         On May 1, 1996, the MDPU issued a set of proposed rules and regulations governing the implementation of retail choice. The proposed rules would allow all customers of Massachusetts investor-owned utilities to choose their electricity supplier beginning in 1998 and would establish a price cap system for regulating the rates for distribution service that would continue to be provided by local utilities. The MDPU-proposed rules affirm the principle of stranded cost recovery for utilities over ten years, but create uncertainties concerning the extent of actual stranded cost recovery. While the MDPU did not order mandatory divestiture of generating assets, it stated that it might provide utilities financial incentives to divest. Hearings on the proposed rules were completed in July 1996. The MDPU has stated that it will issue final regulations by year-end 1996 and issue orders on the individual utility plans in 1997.

       Rhode Island legislation
         On August 7, 1996, the Governor of Rhode Island signed into law legislation that will restructure the electric utility industry in Rhode Island. Rhode Island is the first state to pass comprehensive legislation providing retail customers with access to alternative suppliers and providing utilities with recovery of their stranded investments. The New England Electric System companies supported this legislation which affects the Company's affiliates, New England Power Company (NEP) and The Narragansett Electric Company (Narragansett).
         The legislation will allow all customers of electric utilities to choose their power supplier under a phased-in approach, while transmission and distribution rates will remain regulated. This phase-in will begin on July 1, 1997 for customers representing approximately 10 percent of Narragansett's load, followed by another 10 percent on January 1, 1998, and the balance of customers on July 1, 1998.
         Under the new law, NEP's wholesale contract with Narragansett will be terminated. In return, the cost of NEP's past generation commitments to serve Narragansett's customers will be recovered through a transition access charge on retail distribution rates. Those commitments, which are currently estimated at approximately $4 billion on a present value basis in total for NEP (of which Narragansett's share is approximately $1 billion with the balance primarily representing the Company's share), consist of (i) generating plant commitments, (ii) regulatory assets, (iii) the above market component of purchased power contracts, and (iv) the operating cost of nuclear plants which cannot be mitigated by shutting down the plants. The aggregate amount of the transition access charge will be reduced by the fair market value of the utilities' non-nuclear generating assets. The value of such generating assets will be determined by leasing, selling, spinning off, or otherwise disposing of at least a 15 percent interest in such generating facilities.
         Sunk costs associated with generating plants and regulatory assets will be recovered over a period of 12 years. NEP's purchased power contracts and nuclear decommissioning costs will be recovered as incurred over the life of those obligations, a period expected to extend beyond 12 years. The initial transition access charge will be set at 2.8 cents per kWh through

December 31, 2000, and is expected to decline thereafter.
       Implementation of various aspects of the Rhode Island legislation is subject to Rhode Island Public Utilities Commission and
       Federal Energy Regulatory Commission (FERC) approval.

       FERC order
         In April 1996, the FERC issued Order No. 888 addressing open access transmission and indicated that those utilities that own transmission facilities will be required to file open access tariffs to make available transmission service to affiliates and nonaffiliates at fair non-discriminatory rates. Order No. 888 also stated that public utilities will be allowed to seek recovery of legitimate and verifiable stranded costs from departing customers as a result of wholesale competition. The FERC indicated that it will provide for the recovery of retail stranded costs only if state regulators lack the legal authority to address those costs at the time retail wheeling is required. The FERC also stated that it would consider proposals for stranded cost recovery under wholesale requirements contracts, such as the contracts between NEP and its retail affiliates.

       Risk factors
         The major risk factors affecting the Company relate to the possibility of adverse regulatory decisions or legislation which limit the level of revenues the Company is allowed to charge for its services. The Company's all-requirements purchased power contract with NEP requires either party to give seven years notice prior to terminating the contract. Termination of the contract would create stranded costs at NEP that NEP would seek to recover from the Company pursuant to the contract. In that event, the Company would seek recovery of such stranded costs from its customers. However, there is no assurance that the final restructuring plans ordered by state regulatory bodies or the state legislatures will include provisions that allow the Company to fully recover any stranded costs passed on to the Company by NEP. In such an event, the Company could be faced with a significant amount of costs being billed to it by NEP that the Company could not fully recover from retail customers, for which the Company would seek a remedy in the courts. In addition, there is no assurance that any performance incentive system, which regulators might ultimately adopt with respect to the Company's distribution activities, would allow the Company to fully recover prudently incurred costs and earn a reasonable return on investment.
         Historically, electric utility rates have been based on a utility's costs. As a result, electric utilities are subject to certain accounting standards that are not applicable to other business enterprises in general. Financial Accounting Standard No. 71, Accounting for the Effects of Certain Types of Regulation (FAS 71), requires regulated entities, in appropriate circumstances, to establish regulatory assets and liabilities, and thereby defer the income statement impact of certain costs that are expected to be recovered in future rates. The effects of regulatory, legislative, or utility initiatives could, in the near future, cause all or a portion of the Company's operations to cease meeting the criteria of FAS 71. In that event, the application of FAS 71 to such operations would be discontinued and a non-cash write-off of previously established regulatory assets and liabilities related to such operations would be required. At December 31, 1995, the Company had pre-tax regulatory assets (net of regulatory liabilities) of approximately $50 million.
         This "Competitive Conditions" section contains forward-looking statements as defined under the securities laws. Actual results could differ materially from those projected. This section, particularly under "Risk factors", lists some of the reasons why results could differ materially from those projected.

       Operating Revenue
       -----------------
         The following table summarizes the changes in operating
        revenue:
       Increase (Decrease) in Operating Revenue
                    Second Quarter    Six Months
                    --------------   ------------
                     1996 vs 1995    1996 vs 1995
                    --------------   ------------
                            (In Millions)

       Sales to ultimate customers                       $ 4            $15

       Rate changes                        8              15

       Fuel recovery                      (7)             (4)

       Rate adjustment mechanisms         (4)             (6)

       Demand Side Management (DSM)                        1              -

       Other                               1               1
                                                         ---            ---
                                                         $ 3            $21
                                                         ===            ===
         For a discussion of sales to ultimate customers, see the "Earnings" section.
         The increase in revenues due to rate changes is the result of a $31 million base rate increase effective in October 1995.
         The Company's rates contain a purchased power cost adjustment mechanism which is designed to allow the Company to pass on to its customers changes in purchased energy costs resulting from rate increases or decreases by NEP, the Company's affiliated wholesale power supplier. The mechanism is also designed to pass on to customers the effects of NEP's seasonal rates. While the Company experienced a decrease in purchased power costs in the second quarter and first six months of 1996, had it not been for NEP's seasonal rates, purchased power expense would have increased. This savings is required to be passed on to customers and is therefore reflected as a reduction in revenues for both periods under rate adjustment mechanisms.

       Operating Expenses
       ------------------
         The following table summarizes the changes in operating
       expenses which are discussed below:
       Increase (Decrease) in Operating Expenses
                    Second Quarter    Six Months
                    --------------   ------------
                     1996 vs 1995    1996 vs 1995
                    --------------   ------------
                            (In Millions)

       Purchased electric energy:

                                    Fuel costs            $(7)           $(4)

                                    Other                  (1)            (1)

       Other operation and maintenance:

                                    DSM                     1              -

                                    Other                   4              9

       Depreciation and amortization                        1              1

       Taxes                                 2              6
                                                   ---  ---
                                                     $ -  $11
                                                     ===  ===
         The increase in other operation and maintenance expense in the second quarter and first six months of 1996 reflects increased customer service expenses and increased distribution system-related expenses. In addition, the increase for the six months also reflects increased post-retirement benefit costs due to the inclusion of additional amounts in rates that were previously deferred.
         The change in taxes is primarily due to increased income.

       Utility Plant Expenditures and Financings
       -----------------------------------------
         Cash expenditures for utility plant totaled $47 million in the first six months of 1996. The funds necessary for utility plant expenditures during the period were provided by net cash from operating activities, after the payment of dividends. The Company did not issue any long-term debt during the first six months of 1996. The Company plans to issue $20 million of long-term debt later in 1996. On July 16, 1996, the Nantucket Electric Company (Nantucket), a retail affiliate of the Company, issued $28 million of long-term tax-exempt debt at rates ranging from 4.10 percent to 6.75 percent. The Company guaranteed the debt on behalf of Nantucket.
         Citing the passage of the restructuring legislation in Rhode Island, Moody's Investor Services lowered the credit rating of the Company from A1 to A2 for senior secured debt.

    At June 30, 1996, the Company had $49 million of short-term debt outstanding including $43 million of commercial paper borrowings.  The Company currently has lines of credit with banks
       totaling $90 million.   There were no borrowings under these
       lines of credit at June 30, 1996.
         For the twelve-month period ending June 30, 1996, the ratio of earnings to fixed charges was 2.85.

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

           12   Statement re computation of ratios

           The Company is filing Financial Data Schedules.

                     SIGNATURE

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q for the quarter ended June 30, 1996 to be signed on its behalf by the undersigned thereunto duly authorized.

                                          MASSACHUSETTS ELECTRIC COMPANY


                                          s/Michael E. Jesanis


                                          Michael E. Jesanis, Treasurer,
                                          Authorized Officer, and
                                          Principal Financial Officer

       Date: August 14, 1996