Form 10-Q
period 1996-09-30
MASSACHUSETTS ELECTRIC CO
filed 1996-11-08
CIK 63073

               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.   20549


                            FORM 10-Q


  (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1996

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

                       Yes (X)      No ( )

Common stock, par value $25 per share, authorized and outstanding: 2,398,111 shares at September 30, 1996.

PART I FINANCIAL STATEMENTS
Item 1. Financial Statements
----------------------------

                          MASSACHUSETTS ELECTRIC COMPANY
                               Statements of Income
                            Periods Ended September 30
                                   (Unaudited)
                                                 Quarter                  Nine Months
                                                 -------                  -----------
                                            1996      1995      1996       1995
                                            ----      ----      ----       ----
                                                          (In Thousands)
Operating revenue                      $398,542   $392,575 $1,147,840 $1,121,098
                                       --------   -------- ---------- ----------

Operating expenses:
  Purchased electric energy, principally from
   New England Power Company, an affiliate         301,664    296,745    851,057   851,343
  Other operation                        53,253     56,092    152,855    147,530
  Maintenance                             7,790      7,373     23,087     22,313
  Depreciation                           12,037     11,464     36,112     34,394
  Taxes, other than income taxes          7,372      7,043     23,855     22,533
  Income taxes                            2,888      2,059     12,866      6,664
                                       --------   -------- ---------- ----------
       Total operating expenses         385,004    380,776  1,099,832  1,084,777
                                       --------   -------- ---------- ----------
       Operating income                  13,538     11,799     48,008     36,321

Other income (expense), net                (439)        58     (2,516)      (759)
                                       --------   -------- ---------- ----------
       Operating and other income        13,099     11,857     45,492     35,562
                                       --------   -------- ---------- ----------

Interest:
  Interest on long-term debt              6,735      6,651     20,196     19,232
  Other interest                          1,783      1,774      4,989      5,396
  Allowance for borrowed funds used during
   construction - credit                   (193)      (221)      (657)      (412)
                                       --------   -------- ---------- ----------
       Total interest                     8,325      8,204     24,528     24,216
                                       --------   -------- ---------- ----------

       Net income                      $  4,774   $  3,653 $   20,964 $   11,346
                                       ========   ======== ========== ==========


                         Statements of Retained Earnings

Retained earnings at beginning of period          $154,150   $134,654 $  150,308$  136,911
Net income                                4,774      3,653     20,964     11,346
Dividends declared on cumulative
  preferred stock                          (778)      (778)    (2,335)    (2,335)
Dividends declared on common stock       (1,199)    (2,998)   (11,990)   (11,391)
                                       --------   -------- ---------- ----------
Retained earnings at end of period     $156,947   $134,531 $  156,947 $  134,531
                                       ========   ======== ========== ==========

    The accompanying notes are an integral part of these financial statements.

   Per share data is not relevant because the Company's common stock is wholly owned by New England Electric System.

                    MASSACHUSETTS ELECTRIC COMPANY
                         Statements of Income
                   Twelve Months Ended September 30
                              (Unaudited)
                                                     1996                  1995
                                                     ----                  ----
                                                        (In Thousands)
Operating revenue                                    $1,532,418  $1,504,988
                                                     ----------  ----------

Operating expenses:
  Purchased electric energy, principally from
   New England Power Company, an affiliate            1,113,387   1,106,982
  Other operation                                       211,985     217,551
  Maintenance                                            30,299      33,695
  Depreciation                                           46,547      44,694
  Taxes, other than income taxes                         31,344      28,200
  Income taxes                                           25,499      17,175
                                                     ----------  ----------
       Total operating expenses                       1,459,061   1,448,297
                                                     ----------  ----------

       Operating income                                  73,357      56,691

Other income (expense), net                              (2,298)         31
                                                     ----------  ----------

       Operating and other income                        71,059      56,722
                                                     ----------  ----------

Interest:
  Interest on long-term debt                             26,865      24,699
  Other interest                                          6,377       5,709
  Allowance for borrowed funds used during
   construction - credit                                   (902)       (540)
                                                     ----------  ----------
       Total interest                                    32,340      29,868
                                                     ----------  ----------

       Net income                                    $   38,719  $   26,854
                                                     ==========  ==========



                    Statements of Retained Earnings


Retained earnings at beginning of period             $  134,531  $  135,372
Net income                                               38,719      26,854
Dividends declared on cumulative preferred stock         (3,114)     (3,114)
Dividends declared on common stock                      (13,189)    (24,581)
                                                     ----------  ----------
Retained earnings at end of period                   $  156,947  $  134,531
                                                     ==========  ==========

The accompanying notes are an integral part of these financial statements.

Per share data is not relevant because the Company's common stock is wholly owned by New England Electric System.

                      MASSACHUSETTS ELECTRIC COMPANY
                              Balance Sheets
                                (Unaudited)
                                                    September 30,                December 31,
                                  ASSETS               1996           1995
                                  ------               ----           ----
                                                           (In Thousands)
Utility plant, at original cost                        $1,486,299   $1,420,069
 Less accumulated provisions for depreciation             424,115      399,711
                                                       ----------   ----------
                                                        1,062,184    1,020,358
Construction work in progress                              17,897       21,118
                                                       ----------   ----------
     Net utility plant                                  1,080,081    1,041,476
                                                       ----------   ----------
Current assets:
 Cash                                                       1,525        1,840
 Accounts receivable:
   From sales of electric energy                          152,363      160,795
   Other (including $1,693,000 and $1,776,000 from affiliates)           2,804     3,527
     Less reserves for doubtful accounts                   13,722       12,544
                                                       ----------   ----------
                                                          141,445      151,778
 Unbilled revenues                                         42,500       49,800
 Materials and supplies, at average cost                    8,929       10,602
 Prepaid and other current assets                          22,968       22,514
                                                       ----------   ----------
     Total current assets                                 217,367      236,534
                                                       ----------   ----------
Deferred charges and other assets                          60,519       65,090
                                                       ----------   ----------
                                                       $1,357,967   $1,343,100
                                                       ==========   ==========

                      CAPITALIZATION AND LIABILITIES
                      ------------------------------
Capitalization:
 Common stock, par value $25 per share, authorized
   and outstanding 2,398,111 shares                    $   59,953   $   59,953
 Premiums on capital stocks                                45,862       45,862
 Other paid-in capital                                    155,309      155,310
 Retained earnings                                        156,947      150,308
                                                       ----------   ----------
     Total common equity                                  418,071      411,433
 Cumulative preferred stock                                50,000       50,000
 Long-term debt                                           323,401      353,267
                                                       ----------   ----------
     Total capitalization                                 791,472      814,700
                                                       ----------   ----------
Current liabilities:
 Long-term debt due within one year                        30,000
 Short-term debt (including $7,300,000 and $1,000,000
   to affiliates)                                          24,100       55,450
 Accounts payable (including $192,946,000 and $165,515,000
   to affiliates)                                         197,646      181,943
 Accrued liabilities:
   Taxes                                                    9,592        7,371
   Interest                                                 6,983        9,502
   Other accrued expenses                                  53,320       17,136
 Customer deposits                                          4,378        4,633
 Dividends payable                                          1,978        1,977
                                                       ----------   ----------
     Total current liabilities                            327,997      278,012
                                                       ----------   ----------
Deferred federal and state income taxes                   173,936      184,575
Unamortized investment tax credits                         16,846       17,684
Other reserves and deferred credits                        47,716       48,129
                                                       ----------   ----------
                                                       $1,357,967   $1,343,100
                                                       ==========   ==========

The accompanying notes are an integral part of these financial statements.

                      MASSACHUSETTS ELECTRIC COMPANY
                         Statements of Cash Flows
                      Nine Months Ended September 30
                                (Unaudited)
                                                          1996        1995
                                                         ----          ----
                                                             (In Thousands)
Operating Activities:
   Net income                                            $ 20,964     $ 11,346
   Adjustments to reconcile net income to net cash
     provided by operating activities:
   Depreciation                                            36,112       34,394
   Deferred income taxes and investment tax credit, net   (11,458)         910
   Allowance for borrowed funds used during construction     (657)        (412)
   Decrease (increase) in accounts receivable, net
    and unbilled revenues                                  17,633       20,439
   Decrease (increase) in materials and supplies            1,673          586
   Decrease (increase) in prepaid and other current assets   (454)         648
   Increase (decrease) in accounts payable                 15,703       (3,233)
   Increase (decrease) in other current liabilities        35,631        4,040
   Other, net                                               4,516        2,323
                                                         --------     --------
      Net cash provided by operating activities          $119,663     $ 71,041
                                                         --------     --------

Investing Activities:
   Plant expenditures, excluding allowance for
     funds used during construction                      $(74,091)    $(66,562)
   Other investing activities                                (211)      (1,415)
                                                         --------     --------
      Net cash used in investing activities              $(74,302)    $(67,977)
                                                         --------     --------
Financing Activities:
   Capital contributions from parent                                  $ 10,000
   Dividends paid on common stock                        $(11,991)     (21,583)
   Dividends paid on preferred stock                       (2,335)      (2,335)
   Long-term debt-issues                                                88,000
   Long-term debt-retirements                                          (35,000)
   Changes in short-term debt                             (31,350)     (40,170)
                                                         --------     --------
      Net cash used in financing activities              $(45,676)    $ (1,088)
                                                         --------     --------

Net increase (decrease) in cash and cash equivalents     $   (315)    $  1,976

Cash and cash equivalents at beginning of period            1,840        1,225
                                                         --------     --------
Cash and cash equivalents at end of period               $  1,525     $  3,201
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

    Predicting the potential costs to investigate and remediate hazardous waste sites continues to be difficult. There are also significant uncertainties as to the portion, if any, of the investigation and remediation costs of any particular hazardous waste site that may ultimately be borne by the Company. Where appropriate, the Company intends to seek recovery from its insurers

------------------------

and from other PRPs, but it is uncertain whether, and to what extent, such efforts will be successful. At September 30, 1996, the Company had total reserves for environmental response costs of $39 million and a related regulatory asset of $16 million. The Company believes that hazardous waste liabilities for all sites of which it is aware, and which are not covered by a rate agreement, are not material to its financial position.


Note B
------

    In the opinion of the Company, these statements reflect all adjustments (which include normal recurring adjustments) necessary for a fair statement of the results of its operations for the periods presented and should be considered in conjunction with the notes to the financial statements in the Company's 1995 Annual Report.

Item 2. Management's Discussion and Analysis of Financial
       ---------------------------------------------------------
        Condition and Results of Operations
        -----------------------------------
         This section contains management's assessment of Massachusetts Electric Company's financial condition and the principal factors having an impact on the results of operations. This discussion should be read in conjunction with the Company's financial statements and footnotes and the 1995 Annual Report on Form 10-K. This section contains forward-looking statements as defined under the securities laws. Actual results could differ materially from those projected. This section, particularly under "Competitive Conditions - Risk Factors", lists some of the reasons why results could differ materially from those projected.

       Earnings
       --------
         Net income for the third quarter and first nine months of 1996 increased $1.1 million and $9.6 million, respectively, compared with the corresponding periods in 1995. The increases are primarily due to an October 1995 rate increase. Kilowatt-hour
       (kWh) sales to ultimate customers also increased 1.8 percent in the nine-month period which reflects an improving economy, despite a decrease in third quarter kWh sales of 2.0 percent due to a cooler summer in 1996. These increases in income were partially offset by increased other operation and maintenance costs.


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

         In states across the country, including Massachusetts, there have been an increasing number of proposals to allow retail customers to choose their electricity supplier, with incumbent utilities required to deliver that electricity over their transmission and distribution systems (also known as "retail wheeling"). In these competitive circumstances, utilities across the country that operate generation plants, such as New England

Power Company (NEP), the Company's affiliated wholesale power supplier, face the risk that market prices may not be sufficient to recover the costs of the commitments incurred to supply customers under a regulated industry structure. The amount by which costs exceed market prices is commonly referred to as "stranded costs".

       Massachusetts Settlement Agreement

         In May 1996, the Massachusetts Department of Public Utilities
       (MDPU) issued a set of proposed rules and regulations governing the implementation of retail choice in Massachusetts. The proposed rules would allow all customers of Massachusetts investor-owned utilities to choose their electricity supplier beginning in 1998 and would establish a price cap system for regulating the rates for distribution service that would continue to be provided by local utilities. The MDPU proposed rules affirm the principle of stranded cost recovery for utilities over ten years, but create uncertainties concerning the extent of actual stranded cost recovery. While the MDPU did not order mandatory divestiture of generating assets, it stated that it might provide utilities financial incentives to divest. The MDPU has stated that it will issue final regulations by year-end 1996 and issue orders on individual utility plans in 1997.

         On October 1, 1996, the Company and NEP, together with the Massachusetts Attorney General, the Massachusetts Division of Energy Resources and other parties, filed a comprehensive settlement agreement with the MDPU. The settlement agreement provides for the commencement of retail choice on January 1, 1998 (contingent on choice being available to the customers of all Massachusetts investor-owned utilities), full compensation for potential stranded costs, and the full divestiture of the NEES companies' fossil and hydroelectric generating business. Under the settlement agreement, customers who do not choose an alternative supplier would receive "Standard Offer" service, which would be priced to guarantee customers at least a 10 percent savings in 1998 from current electricity prices, therefore resulting in revenue losses for the Company.

         Under the settlement agreement, NEP's wholesale contract with the Company would be terminated. In return, the cost of NEP's past generation commitments to serve the Company's customers (estimated at approximately $3 billion) would be recovered through a transition access charge on retail distribution rates. Those commitments consist of (i) generating plant commitments, (ii) regulatory assets, (iii) the above-market component of purchased power contracts, and (iv) the operating cost of nuclear plants which cannot be mitigated by shutting down the plants, including nuclear decommissioning.

   Sunk costs associated with generating plants and regulatory assets would be recovered over a period of 12 years. The above-market component of purchased power contracts and nuclear decommissioning costs would be recovered as incurred over the life of those obligations, a period expected to extend beyond 12 years. The transaction access charge would be reduced to reflect the net proceeds from the sale of the NEES companies' generating assets. The initial transition access charge, before the application of those proceeds, would be set at 2.8 cents per kWh through December 31, 2000, and is expected to decline thereafter.

         The settlement agreement also establishes performance-based rates for the Company. Under the plan, the Company's non-fuel rates would be frozen at current levels until the commencement of retail choice. Upon commencement of retail choice, the Company would receive an approximately $45 million increase in its distribution rates, with such rates then frozen through the year 2000. The Company's return on equity would be subject to a floor of 6 percent and a ceiling of 11 percent, effective upon commencement of retail choice. Earnings over the ceiling would be shared equally between customers and shareholders up to an absolute cap of 12.5 percent. To the extent that earnings fall below the floor, the Company would be authorized to surcharge customers for the shortfall. In addition, the settlement agreement provides for changes to the distribution cost of service that become effective on the retail access date. These changes include: an $11 million increase in annual depreciation expense, a $3 million annual contribution to a storm fund, and increased amortization of unfunded deferred income taxes of $1 million over six years.

         The settlement agreement, when approved, would also eliminate the Company's purchased power cost adjustment mechanism (PPCA) as of July 31, 1996. This mechanism allows the Company to recover purchased power rate changes from NEP and the effects of NEP's seasonal rates. The agreement also stipulates that the Company's $18 million PPCA refund liability balance at July 31, 1996 will be used to create a $3 million storm contingency fund with the remainder being used to offset regulatory assets for hazardous waste costs.

         The MDPU, with the agreement of the parties, has set a procedural schedule under which it will issue a decision on the settlement agreement by January 10, 1997. The settlement agreement is also subject to approval by the Federal Energy Regulatory Commission (FERC). Additional governmental approvals would be required for the divestiture of the generating business. In addition, the implementation of retail choice in Massachusetts may be the subject of legislation from the Massachusetts legislature.

FERC Order

         In April 1996, the FERC issued Order No. 888 addressing open access transmission and required those utilities that own transmission facilities to file open access tariffs to make available transmission service to affiliates and nonaffiliates at fair non-discriminatory rates. Order No. 888 also stated that public utilities will be allowed to seek recovery of legitimate and verifiable stranded costs from departing customers as a result of wholesale competition. The FERC indicated that it will provide for the recovery of retail stranded costs only if state regulators lack the legal authority to address those costs at the time retail wheeling is required. The FERC also stated that it would permit stranded cost recovery under wholesale requirements contracts, such as the contracts between NEP and its retail affiliates.

       Accounting Implications

         Historically, electric utility rates have been based on a utility's costs. As a result, electric utilities are subject to certain accounting standards that are not applicable to other business enterprises in general. Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation (FAS 71), requires regulated entities, in appropriate circumstances, to establish regulatory assets and liabilities, and thereby defer the income statement impact of certain costs that are expected to be recovered in future rates. The Company believes that, if approved by regulators, the Massachusetts settlement agreement would meet the criteria for continued application of FAS 71. As a result, no write-off of existing regulatory assets is expected.

       Risk Factors

         For a discussion of risk factors in the event that the Massachusetts settlement agreement is not approved, see "Risk Factors" in the Company's Form 10-Q for the quarter ended June 30, 1996.

Operating Revenue
       -----------------

         The following table summarizes the changes in operating revenue:

       Increase (Decrease) in Operating Revenue
                    Third Quarter    Nine Months
                    -------------    ------------
                          1996 vs 1995    1996 vs 1995
                    -------------    ------------
                            (In Millions)
       Sales to ultimate customers                       $(6)           $ 9
       Rate changes                        8              23
       Fuel recovery                       7               3
       Rate adjustment mechanisms          1              (5)
       Demand side management (DSM)
                                  program recovery                       (6)            (6)
       Other                               2               3
                                                         ---            ---
                                                         $ 6            $27
                                                         ===            ===

          For a discussion of sales to ultimate customers, see the "Earnings" section.

          The increase in revenues due to rate changes is the result of a $31 million base rate increase effective in October 1995.

          Rate adjustment mechanisms are designed to allow the Company to pass on to its customers changes in purchased energy costs resulting from rate increases or decreases by NEP. The mechanisms are also designed to pass on to customers the effects of NEP's seasonal rates which lowered purchased power expense during the nine-month period. The passback to customers of the impact is reflected as a reduction in revenues for the first nine months of 1996 under rate adjustment mechanisms. For a discussion of the effects of the settlement agreement on the Company's rate adjustment mechanisms, see the "Competitive Conditions" section.

Operating Expenses
       ------------------
           The following table summarizes the changes in operating expenses which are discussed below:

       Increase (Decrease) in Operating Expenses

                    Third Quarter    Nine Months
                         -------------    ------------
                          1996 vs 1995    1996 vs 1995
                    -------------    ------------
                            (In Millions)
       Purchased electric energy:
                                  Fuel costs            $ 7            $ 3
                                  Other                  (2)            (3)
       Other operation and maintenance:
                                  DSM                    (6)            (6)
                                  Other                   4             12
       Depreciation and amortization                      -              2
       Taxes                               1              7
                                                                       ---            ---
                                         $ 4            $15
                                         ===            ===

          The increase in other operation and maintenance expense in the third quarter and first nine months of 1996 reflects increased customer service expenses, increased distribution system-related expenses, increased uncollectible accounts expense, and increased postretirement benefit costs due to the inclusion of additional amounts in rates that were previously deferred.

          The change in taxes is primarily due to increased income.


       Utility Plant Expenditures and Financings
       -----------------------------------------
          Cash expenditures for utility plant totaled $74 million in the first nine months of 1996. The funds necessary for utility plant expenditures during the period were provided by net cash from operating activities, after the payment of dividends. The Company did not issue any long-term debt during the first nine months of 1996. The Company plans to issue $20 million of long-term debt later in 1996.  In July 1996, Nantucket Electric Company
       (Nantucket), a retail affiliate of the Company, issued $28 million of tax-exempt long-term debt at rates ranging from 4.10 percent to
       6.75 percent to fund construction of an undersea cable. The Company guaranteed the debt on behalf of Nantucket.

          At September 30, 1996, the Company had $24 million of short-term debt outstanding including $17 million of commercial paper borrowings. The Company currently has lines of credit with banks totaling $90 million. These lines of credit are available to provide liquidity support for commercial paper borrowings and other corporate purposes. There were no borrowings under these lines of credit at September 30, 1996.

          For the twelve-month period ending September 30, 1996, the ratio of earnings to fixed charges was 2.90.

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

        12   Statement re computation of ratios

        The Company is filing Financial Data Schedules.

             The Company filed reports on Form 8-K dated September 12, 1996 and October 1, 1996, each containing Item 5, Other Events.

                     SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q for the quarter ended September 30, 1996 to be signed on its behalf by the undersigned thereunto duly authorized.

                                          MASSACHUSETTS ELECTRIC COMPANY


                                          s/Michael E. Jesanis


                                          Michael E. Jesanis, Treasurer,
                                          Authorized Officer, and
                                          Principal Financial Officer

       Date:  November 8, 1996