Form 10-Q
period 1997-03-31
MASSACHUSETTS ELECTRIC CO
filed 1997-05-13
CIK 63073

               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.   20549


                            FORM 10-Q


  (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1997

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

                       Yes (X)      No ( )

Common stock, par value $25 per share, authorized and outstanding: 2,398,111 shares at March 31, 1997.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
----------------------------

                          MASSACHUSETTS ELECTRIC COMPANY
                               Statements of Income
                              Periods Ended March 31
                                   (Unaudited)
                                                Three Months                           Twelve Months
                                                ------------                           -------------
                                            1997      1996      1997      1996
                                            ----      ----      ----      ----
                                                          (In Thousands)
Operating revenue                         $405,518  $390,819$1,553,236 $1,523,403
                                          --------  ------------------ ----------

Operating expenses:
  Purchased electric energy, principally from
   New England Power Company, an affiliate 295,200   287,385 1,128,523  1,116,520
  Other operation                           48,546    47,198   213,011    208,947
  Maintenance                                7,424     8,056    30,470     30,149
  Depreciation                              12,638    12,037    47,959     45,401
  Taxes, other than income taxes             8,873     8,745    30,687     30,413
  Income taxes                               8,596     6,711    27,071     22,965
                                          --------  ------------------ ----------
       Total operating expenses            381,277   370,132 1,477,721  1,454,395
                                          --------  ------------------ ----------
Operating income                            24,241    20,687    75,515     69,008

Other income (expense) - net, including
  related taxes                             (1,896)   (2,037)   (1,071)    (2,904)
                                          --------  ------------------ ----------
       Operating and other income           22,345    18,650    74,444     66,104
                                          --------  ------------------ ----------

Interest:
  Interest on long-term debt                 7,083     6,725    27,447     26,521
  Other interest                             1,742     1,387     6,828      5,530
  Allowance for borrowed funds used during
   construction - credit                      (116)     (196)     (660)      (656)
                                          --------  ------------------ ----------
       Total interest                        8,709     7,916    33,615     31,395
                                          --------  ------------------ ----------

Net income                                $ 13,636  $ 10,734$   40,829 $   34,709
                                          ========  ================== ==========


                         Statements of Retained Earnings

Retained earnings at beginning of period  $165,936  $150,308$  150,671 $  135,264
Net income                                  13,636    10,734    40,829     34,709
Dividends declared on cumulative
  preferred stock                             (778)     (779)   (3,114)    (3,115)
Dividends declared on common stock         (11,991)   (9,592)  (21,583)   (16,187)
                                          --------  ------------------ ----------
Retained earnings at end of period        $166,803  $150,671$  166,803 $  150,671
                                          ========  ================== ==========

    The accompanying notes are an integral part of these financial statements.

   Per share data is not relevant because the Company's common stock is wholly-
                      owned by New England Electric System.

                      MASSACHUSETTS ELECTRIC COMPANY
                              Balance Sheets
                                (Unaudited)
                                                      March 31,                  December 31,
                                  ASSETS               1997           1996
                                  ------               ----           ----
                                                           (In Thousands)
Utility plant, at original cost                        $1,526,477   $1,509,896
 Less accumulated provisions for depreciation             438,176      430,585
                                                       ----------   ----------
                                                        1,088,301    1,079,311
Construction work in progress                              10,152        9,119
                                                       ----------   ----------
   Net utility plant                                    1,098,453    1,088,430
                                                       ----------   ----------
Current assets:
 Cash                                                       2,408        2,356
 Accounts receivable:
   From sales of electric energy                          171,223      165,866
   Other (including $2,292,000 and $1,605,000
    from affiliates)                                        2,951        2,600
     Less reserves for doubtful accounts                   13,967       13,146
                                                       ----------   ----------
                                                          160,207      155,320
 Unbilled revenues                                         35,845       43,390
 Materials and supplies, at average cost                    8,953        8,820
 Prepaid and other current assets                          23,710       25,923
                                                       ----------   ----------
     Total current assets                                 231,123      235,809
                                                       ----------   ----------
Deferred charges and other assets                          63,101       66,019
                                                       ----------   ----------
                                                       $1,392,677   $1,390,258
                                                       ==========   ==========
                      CAPITALIZATION AND LIABILITIES
                      ------------------------------
Capitalization:
 Common stock, par value $25 per share, authorized
   and outstanding 2,398,111 shares                    $   59,953   $   59,953
 Premiums on capital stocks                                45,862       45,862
 Other paid-in capital                                    155,310      155,310
 Retained earnings                                        166,803      165,936
                                                       ----------   ----------
     Total common equity                                  427,928      427,061
 Cumulative preferred stock                                50,000       50,000
 Long-term debt                                           333,369      343,321
                                                       ----------   ----------
     Total capitalization                                 811,297      820,382
                                                       ----------   ----------
Current liabilities:
 Long-term debt due in one year                            40,000       30,000
 Short-term debt (including $4,400,000 and $5,275,000
  to affiliates)                                           21,875       43,775
 Accounts payable (including $173,702,000 and $157,603,000
  to affiliates)                                          179,360      178,263
 Accrued liabilities:
   Taxes                                                   11,690          961
   Interest                                                 7,342        9,635
   Other accrued expenses                                  69,955       54,833
 Customer deposits                                          4,335        4,308
 Dividends payable                                         12,769        7,973
                                                       ----------   ----------
     Total current liabilities                            347,326      329,748
                                                       ----------   ----------
Deferred federal and state income taxes                   172,703      177,778
Unamortized investment tax credits                         16,290       16,566
Other reserves and deferred credits                        45,061       45,784
                                                       ----------   ----------
                                                       $1,392,677   $1,390,258
                                                       ==========   ==========

The accompanying notes are an integral part of these financial statements.

                      MASSACHUSETTS ELECTRIC COMPANY
                         Statements of Cash Flows
                          Quarters Ended March 31
                                (Unaudited)
                                                         1997          1996
                                                         ----          ----
                                                             (In Thousands)
Operating activities:
   Net income                                           $  13,636     $ 10,734
   Adjustments to reconcile net income to net cash
     provided by operating activities:
   Depreciation                                            12,639       12,037
   Deferred income taxes and investment tax credits, net   (5,365)      (7,279)
   Allowance for funds used during construction              (116)        (196)
   Decrease (increase) in accounts receivable,
     net and unbilled revenues                              2,658       (2,412)
   Decrease (increase) in materials and supplies             (133)        (739)
   Decrease (increase) in prepaid and other current assets  2,214         (920)
   Increase (decrease) in accounts payable                  1,097      (10,466)
   Increase (decrease) in other current liabilities        23,585       29,526
   Other, net                                               2,562        2,993
                                                         --------     --------
      Net cash provided by operating activities          $ 52,777     $ 33,278
                                                         --------     --------

Investing activities:
   Plant expenditures, excluding allowance for
     funds used during construction                      $(22,546)    $(22,779)
   Other investing activities                                (306)        (178)
                                                         --------     --------
      Net cash used in investing activities              $(22,852)     (22,957)
                                                         --------     --------
Financing activities:
   Dividends paid on common stock                        $ (7,194)    $ (1,198)
   Dividends paid on preferred stock                         (779)        (779)
   Changes in short-term debt                             (21,900)      (8,975)
                                                         --------     --------
      Net cash provided by (used in)
       financing activities                              $(29,873)    $(10,952)
                                                         --------     --------

Net decrease in cash and cash equivalents                $     52     $   (631)

Cash and cash equivalents at beginning of period            2,356        1,840
                                                         --------     --------
Cash and cash equivalents at end of period               $  2,408     $  1,209
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

    The electric utility industry typically utilizes and/or generates in its operations a range of potentially hazardous products and by-products. New England Electric System (NEES) subsidiaries currently have in place an internal environmental audit program and an external waste disposal vendor audit and qualification program intended to enhance compliance with existing federal, state, and local requirements regarding the handling of potentially hazardous products and by-products.

    The Company has been named as a potentially responsible party
(PRP) by either the United States Environmental Protection Agency or the Massachusetts Department of Environmental Protection for 19 sites at which hazardous waste is alleged to have been disposed. Private parties have also contacted or initiated legal proceedings against the Company regarding hazardous waste cleanup. The most prevalent types of hazardous waste sites with which the Company has been associated are manufactured gas locations. The Company is aware of approximately 35 such manufactured gas locations in Massachusetts (including eight of the 19 locations for which the Company is a PRP). The Company is currently aware of other possible hazardous waste sites, and may in the future become aware of additional sites, that it may be held responsible for remediating.

    In 1993, the Massachusetts Department of Public Utilities approved a settlement agreement regarding the rate recovery of remediation costs of former manufactured gas sites and certain other hazardous waste sites located in Massachusetts. Under that agreement, qualified costs related to these sites are paid out of a special fund established on the Company's books. The Company made an initial $30 million contribution to the fund. Rate-recoverable contributions of $3 million, adjusted since 1993 for inflation, are added annually to the fund along with interest and any recoveries from insurance carriers and other third parties. At March 31, 1997, the fund had a balance of $17 million. Under a 1996 Massachusetts restructuring and rate settlement, an additional $15 million will be transferred to the fund in 1997 out of existing reserves for refunds. This settlement is pending approval with the Federal Energy Regulatory Commission.

------------------------

    Predicting the potential costs to investigate and remediate hazardous waste sites continues to be difficult. There are also significant uncertainties as to the portion, if any, of the investigation and remediation costs of any particular hazardous waste site that may ultimately be borne by the Company. Where appropriate, the Company intends to seek recovery from its insurers and from other PRPs, but it is uncertain whether, and to what extent, such efforts will be successful. At March 31, 1997, the Company had total reserves for environmental response costs of $37 million and a related regulatory asset of $14 million. The Company believes that hazardous waste liabilities for all sites of which it is aware, and which are not covered by a rate agreement, are not material to its financial position.

    In October 1996, the American Institute of Certified Public
Accountants issued new accounting rules for Environmental
Remediation Liabilities which become effective in 1997. These new rules do not have a material effect on the Company's financial position or results of operations.


Note B
------

    In the opinion of the Company, these statements reflect all adjustments (which include normal recurring adjustments) necessary for a fair statement of the results of its operations for the periods presented and should be considered in conjunction with the notes to the financial statements in the Company's 1996 Annual Report.

Item 2. Management's Discussion and Analysis of Financial
       ---------------------------------------------------------
        Condition and Results of Operations
        -----------------------------------

         This section contains management's assessment of Massachusetts Electric Company's financial condition and the principal factors having an impact on the results of operations. This discussion should be read in conjunction with the Company's financial statements and footnotes and the 1996 Annual Report on Form 10-K.



       Earnings
       --------

         Net income for the first quarter of 1997 increased $ 3 million over the same period last year. This increase was primarily due to decreased demand charges from the Company's wholesale generating affiliate, New England Power Company (NEP).



       Industry Restructuring
       ----------------------

         For a discussion of industry restructuring activities in Massachusetts, Rhode Island and New Hampshire, see "Industry Restructuring" in the Company's Form 10-K for 1996.

         The NEES companies have reached an agreement with all three of its unions - the Brotherhood of Utility Workers, the International Brotherhood of Electrical Workers, and the Utility Workers Union of America - regarding benefits and other assistance to union employees that are affected by the restructuring of the electric utility industry and the NEES companies divestiture of its generation business. The NEES companies anticipates that industry restructuring and divestiture will lead to workforce reductions.

       Accounting Implications

         Historically, electric utility rates have been based on a utility's costs. As a result, electric utilities are subject to certain accounting standards that are not applicable to other business enterprises in general. Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation

(FAS 71), requires regulated entities, in appropriate circumstances, to establish regulatory assets, and thereby defer the income statement impact of certain costs expected to be recovered in future rates. At December 31, 1996 the Company had approximately $16 million in net regulatory assets (regulatory assets of $56 million offset by regulatory liabilities of $40 million) in compliance with FAS 71. The Company believes that the continuing rate-making policies and practices of the Massachusetts Department of Public Utilities and the terms of the Massachusetts settlement will enable the Company to recover both its specific costs of providing ongoing distribution services and stranded costs billed to it by NEP. The Company believes that these factors will allow it to continue to apply FAS 71. However, the Company understands that members of the Securities and Exchange Commission
       (SEC) staff have raised questions concerning the continued applicability of FAS 71 to certain other electric utilities facing restructuring. In connection therewith, the Emerging Issues Task Force of the Financial Accounting Standards Board has decided to take under consideration how FAS 71 should be applied in light of recent changes within the regulated utility industry. In the event that future circumstances should cause the application of FAS 71 to be discontinued, a noncash write-off of previously established regulatory assets would be required.



       Operating Revenue
       -----------------

         The following table summarizes the changes in operating revenue:
       Increase (Decrease) in Operating Revenue

                                                         First Quarter
                                                         -------------
                                                          1997 vs 1996
                                                         -------------
                                                          (In Millions)

       Deliveries to ultimate customers        $(2)
       Purchased Power cost adjustment mechanism           2
       Fuel recovery                            13
       Demand-side management (DSM)              1
       Other                                     1
                                                         ---
                                                         $15
                                                         ===

    Kilowatt-hour deliveries to ultimate customers decreased 0.3 percent in the first quarter of 1997.

         The purchased power cost adjustment mechanism is designed to allow the Company to pass on to its customers changes in purchased energy costs resulting from rate increases or decreases by NEP. The mechanism is also designed to pass on to customers the effects of NEP's seasonal rates.

         The increase in fuel recovery revenues is due to increased replacement power fuel purchases by NEP due to the reduced generation of partially owned nuclear units. These costs are passed on to the Company through NEP's fuel clause. The Company, in turn, passes these costs on to its customers.



       Operating Expenses
       ------------------

         The following table summarizes the changes in operating expenses which are discussed below:

       Increase (Decrease) in Operating Expenses

                                                        First Quarter
                                                        -------------
                                                        1997 vs 1996
                                                        -------------
                                                        (In Millions)
       Purchased electric energy:
                                            Fuel costs              $ 13
                                            Other             (5)
       Other operation and maintenance:
                                            DSM                1
                                            Other              0
       Taxes                                         2
                                                             ---
                                                             $11
                                                             ===

         For a discussion of increased fuel costs, refer to the "Operating Revenues" section.

         The decrease in other purchased electricity is principally due to a reduction in peak demand charges, reflecting milder weather in the first quarter of 1997.

         The increase in taxes is primarily due to increased income.

Utility Plant Expenditures and Financing
       ----------------------------------------

         Cash expenditures for utility plant totaled $23 million in the first three months of 1997. The funds necessary for utility plant expenditures during the period were provided by net cash from operating activities, after the payment of dividends. The Company plans to issue a net $20 million of long-term debt in 1997 to fund capital expenditures.

         At March 31, 1997, the Company had $22 million of short-term debt outstanding including $17 million of commercial paper borrowings. The Company currently has lines of credit with banks totaling $90 million. These lines of credit are available to provide liquidity support for commercial paper borrowings and other corporate purposes. There were no borrowings under these lines of credit at March 31, 1997.

         For the twelve-month period ending March 31, 1997, the ratio of earnings to fixed charges was 2.92.

                           PART II.   OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security-Holders
------------------------------------------------------------

     On March 19, 1997, the Annual Meeting of Stockholders was held. The following actions were taken by the unanimous vote of the 2,398,111 shares having general voting rights represented at the meeting:

     The number of directors was fixed at eleven.

     The following were elected as directors of the Company:

     Urville J. Beaumont
     Joan T. Bok
     Sally L. Collins
     Kalyan K. Ghosh
     Charles B. Housen
     Patricia A. McGovern
     John F. Reilly
     Lawrence J. Reilly
     John W. Rowe
     Richard P. Sergel
     Roslyn M. Watson

     Michael E. Jesanis was elected Treasurer and Robert King Wulff was elected Clerk.

     Coopers & Lybrand L.L.P. was selected as auditor for 1997.


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

     The Company filed no reports on Form 8-K during the quarter.

     The Company is filing the following revised exhibit for incorporation by reference into its registration statement on Form S-3, Commission File No. 33-59145:

     12   Statement re Computation of ratios

     The Company is filing Financial Data Schedules.

                            SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q for the quarter ended March 31, 1997 to be signed on its behalf by the undersigned thereunto duly authorized.

                              MASSACHUSETTS ELECTRIC COMPANY


                              s/Michael E. Jesanis


                              Michael E. Jesanis, Treasurer,
                              Authorized Officer, and
                              Principal Financial Officer

Date:  May 13, 1997