Form 10-Q
period 1997-06-30
MASSACHUSETTS ELECTRIC CO
filed 1997-07-31
CIK 63073

               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.   20549


                            FORM 10-Q


  (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1997

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

                       Yes (X)      No ( )

Common stock, par value $25 per share, authorized and outstanding: 2,398,111 shares at June 30, 1997.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
----------------------------

                          MASSACHUSETTS ELECTRIC COMPANY
                               Statements of Income
                              Periods Ended June 30
                                   (Unaudited)
                                                 Quarter                 Six Months
                                                --------                 ----------
                                            1997      1996      1997       1996
                                            ----      ----      ----       ----
                                                          (In Thousands)
Operating revenue                         $369,542  $358,479  $775,060   $749,298
                                          --------  --------  --------   --------

Operating expenses:
  Purchased electric energy, principally from
   New England Power Company, an affiliate 264,492   262,008   559,692    549,393
  Other operation                           49,534    52,404    98,080     99,602
  Maintenance                                8,880     7,241    16,304     15,297
  Depreciation                              12,438    12,038    25,076     24,075
  Taxes, other than income taxes             8,041     7,738    16,914     16,483
  Income taxes                               6,460     3,267    15,056      9,978
                                          --------  --------  --------   --------
       Total operating expenses            349,845   344,696   731,122    714,828
                                          --------  --------  --------   --------
       Operating income                     19,697    13,783    43,938     34,470

Other income (expense), net                   (211)      (40)   (2,107)    (2,077)
                                          --------  --------  --------   --------
       Operating and other income           19,486    13,743    41,831     32,393
                                          --------  --------  --------   --------

Interest:
  Interest on long-term debt                 7,004     6,736    14,087     13,461
  Other interest                             2,229     1,819     3,971      3,206
  Allowance for borrowed funds used during
   construction - credit                      (100)     (268)     (216)      (464)
                                          --------  --------  --------   --------
       Total interest                        9,133     8,287    17,842     16,203
                                          --------  --------  --------   --------

       Net income                         $ 10,353  $  5,456  $ 23,989   $ 16,190
                                          ========  ========  ========   ========



                         Statements of Retained Earnings


Retained earnings at beginning of period  $166,803  $150,671  $165,936   $150,308
Net income                                  10,353     5,456    23,989     16,190
Dividends declared on cumulative
  preferred stock                             (779)     (778)   (1,557)    (1,557)
Dividends declared on common stock          (4,796)   (1,199)  (16,787)   (10,791)
                                          --------  --------  --------   --------
Retained earnings at end of period        $171,581  $154,150  $171,581   $154,150
                                          ========  ========  ========   ========

    The accompanying notes are an integral part of these financial statements.

   Per share data is not relevant because the Company's common stock is wholly owned by New England Electric System.

                    MASSACHUSETTS ELECTRIC COMPANY
                         Statements of Income
                      Twelve Months Ended June 30
                              (Unaudited)
                                                    1997               1996
                                                    ----               ----
                                                          (In Thousands)
Operating revenue                                     $1,564,299 $1,526,451
                                                      ---------- ----------

Operating expenses:
    Purchased electric energy, principally from
     New England Power Company, an affiliate           1,131,008  1,108,468
    Other operation                                      210,141    214,824
    Maintenance                                           32,109     29,882
    Depreciation                                          48,358     45,974
    Taxes, other than income taxes                        30,990     31,015
    Income taxes                                          30,264     24,670
                                                      ---------- ----------
         Total operating expenses                      1,482,870  1,454,833
                                                      ---------- ----------
         Operating income                                 81,429     71,618

Other income (expense), net                               (1,243)    (1,801)
                                                      ---------- ----------
         Operating and other income                       80,186     69,817
                                                      ---------- ----------

Interest:
    Interest on long-term debt                            27,715     26,781
    Other interest                                         7,238      6,368
    Allowance for borrowed funds used during
     construction - credit                                  (492)      (930)
                                                      ---------- ----------
         Total interest                                   34,461     32,219
                                                      ---------- ----------

         Net income                                   $   45,725 $   37,598
                                                      ========== ==========



                    Statements of Retained Earnings


Retained earnings at beginning of period              $  154,150 $  134,654
Net income                                                45,725     37,598
Dividends declared on cumulative preferred stock          (3,114)    (3,114)
Dividends declared on common stock                       (25,180)   (14,988)
                                                      ---------- ----------
Retained earnings at end of period                    $  171,581 $  154,150
                                                      ========== ==========

The accompanying notes are an integral part of these financial statements.

Per share data is not relevant because the Company's common stock is wholly owned by New England Electric System.



                        MASSACHUSETTS ELECTRIC COMPANY
                                Balance Sheets
                                  (Unaudited)
                                                         June 30,                  December 31,
                                    ASSETS                 1997         1996
                                    ------                 ----         ----
                                                             (In Thousands)
Utility plant, at original cost                        $1,536,422   $1,509,896
   Less accumulated provisions for depreciation           446,458      430,585
                                                       ----------   ----------
                                                        1,089,964    1,079,311
Construction work in progress                              17,608        9,119
                                                       ----------   ----------
     Net utility plant                                  1,107,572    1,088,430
                                                       ----------   ----------
Current assets:
   Cash                                                     1,163        2,356
   Accounts receivable:
     From sales of electric energy                        145,463      165,866
     Other (including $2,323,000 and $1,605,000
       from affiliates)                                     3,076        2,600
       Less reserves for doubtful accounts                 14,539       13,146
                                                       ----------   ----------
                                                          134,000      155,320
   Unbilled revenues                                       46,284       43,390
   Materials and supplies, at average cost                  9,031        8,820
   Prepaid and other current assets                        26,471       25,923
                                                       ----------   ----------
       Total current assets                               216,949      235,809
                                                       ----------   ----------
Deferred charges and other assets                          51,047       66,019
                                                       ----------   ----------
                                                       $1,375,568   $1,390,258
                                                       ==========   ==========

                        CAPITALIZATION AND LIABILITIES
                        ------------------------------
Capitalization:
   Common stock, par value $25 per share, authorized
     and outstanding 2,398,111 shares                  $   59,953   $   59,953
   Premiums on capital stocks                              45,862       45,862
   Other paid-in capital                                  155,310      155,310
   Retained earnings                                      171,581      165,936
                                                       ----------   ----------
       Total common equity                                432,706      427,061
   Cumulative preferred stock                              50,000       50,000
   Long-term debt                                         333,415      343,321
                                                       ----------   ----------
       Total capitalization                               816,121      820,382
                                                       ----------   ----------
Current liabilities:
   Long-term debt due in one year                          25,000       30,000
   Short-term debt (including $5,700,000 and $5,275,000
     to affiliates)                                        30,125       43,775
   Accounts payable (including $164,905,000 and $157,603,000
     to affiliates)                                       174,802      178,263
   Accrued liabilities:
     Taxes                                                  5,323          961
     Interest                                               9,154        9,635
     Other accrued expenses                                75,004       54,833
   Customer deposits                                        4,413        4,308
   Dividends payable                                        5,575        7,973
                                                       ----------    ---------
       Total current liabilities                          329,396      329,748
                                                       ----------   ----------
Deferred federal and state income taxes                   170,592      177,778
Unamortized investment tax credits                         16,015       16,566
Other reserves and deferred credits                        43,444       45,784
                                                       ----------   ----------
                                                       $1,375,568   $1,390,258
                                                       ==========   ==========
  The accompanying notes are an integral part of these financial statements.

                        MASSACHUSETTS ELECTRIC COMPANY
                           Statements of Cash Flows
                           Six Months Ended June 30
                                  (Unaudited)
                                                            1997         1996
                                                           ----         ----
                                                             (In Thousands)
                                                              <C
Operating Activities:
     Net income                                          $ 23,989     $ 16,190
     Adjustments to reconcile net income to net cash
       provided by operating activities:
     Depreciation                                          25,076       24,075
     Deferred income taxes and investment tax credits, net (7,710)     (11,234)
     Allowance for funds used during construction            (216)        (464)
     Decrease (increase) in accounts receivable, net
       and unbilled revenues                               18,426       13,766
     Decrease (increase) in materials and supplies           (211)        (276)
     Decrease (increase) in prepaid and other current assets (548)      (1,657)
     Increase (decrease) in accounts payable               (3,461)     (19,377)
     Increase (decrease) in other current liabilities      24,157       41,178
     Other, net                                            13,036        3,726
                                                         --------     --------
        Net cash provided by operating activities        $ 92,538     $ 65,927
                                                         --------     --------
Investing Activities:
     Plant expenditures, excluding allowance for
       funds used during construction                    $(44,007)    $(47,425)
     Other investing activities                              (332)        (197)
                                                         --------     --------
        Net cash used in investing activities            $(44,339)    $(47,622)
                                                         --------     --------
Financing Activities:
     Dividends paid on common stock                      $(19,185)    $(10,791)
     Dividends paid on preferred stock                     (1,557)      (1,557)
     Changes in short-term debt                           (13,650)      (6,800)
     Long-term debt - retirements                         (15,000)
                                                         --------     --------
        Net cash provided by (used in) financing activities           $(49,392)           $(19,148)
                                                         --------     --------

Net decrease in cash and cash equivalents                $ (1,193)              $   (843)

Cash and cash equivalents at beginning of period            2,356        1,840
                                                         --------     --------
Cash and cash equivalents at end of period               $  1,163     $    997
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

    The electric utility industry typically utilizes and/or generates in its operations a range of potentially hazardous products and by-products. Massachusetts Electric Company (the Company) is a wholly-owned retail subsidiary of New England Electric System (NEES). NEES subsidiaries have an internal environmental audit program and an external waste disposal vendor audit and qualification program intended to enhance compliance with federal, state, and local requirements regarding the handling of potentially hazardous products and by-products.

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

    In 1993, the Massachusetts Department of Public Utilities approved a settlement agreement regarding the rate recovery of remediation costs of former manufactured gas sites and certain other hazardous waste sites located in Massachusetts. Under that agreement, qualified costs related to these sites are paid out of a special fund established on the Company's books. The Company made an initial $30 million contribution to the fund. Rate-recoverable contributions of $3 million, adjusted since 1993 for inflation, are added annually to the fund along with interest and any recoveries from insurance carriers and other third parties. At June 30, 1997, the fund had a balance of $28 million. If a Massachusetts restructuring and rate settlement is approved by the Federal Energy Regulatory Commission, an additional $15 million will be transferred to the fund in 1997 out of existing reserves for refunds.

------------------------

    Predicting the potential costs to investigate and remediate hazardous waste sites continues to be difficult. There are also significant uncertainties as to the portion, if any, of the investigation and remediation costs of any particular hazardous waste site that may ultimately be borne by the Company. The NEES companies have received recovery amounts from certain insurers, and, where appropriate, the Company intends to seek recovery from other insurers and from other PRPs, but it is uncertain whether, and to what extent, such efforts will be successful. At June 30, 1997, the Company had total reserves for environmental response costs of $37 million and a related regulatory asset of less than $1 million. The Company believes that hazardous waste liabilities for all sites of which it is aware, and which are not covered by a rate agreement, are not material to its financial position.

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

    Item 2. Management's Discussion and Analysis of Financial
    ---------------------------------------------------------
               Condition and Results of Operations
               -----------------------------------

     This section contains management's assessment of Massachusetts Electric Company's (the Company) (a wholly-owned retail subsidiary of New England Electric System (NEES)) financial condition and the principal factors having an impact on the results of operations. This discussion should be read in conjunction with the Company's financial statements and footnotes and the 1996 Annual Report on Form 10-K.

Earnings
--------

    Net income for the second quarter and first six months of 1997 increased $5 million and $8 million, respectively, compared with the corresponding periods in 1996. These increases are due to an increase in kilowatt-hour (kWh) deliveries to ultimate customers, and the effects of the Company's purchased power cost adjustment
(PPCA) mechanism (see discussion in the "Operating Revenues" section). KWh deliveries to ultimate customers increased 2.7 percent and 1.1 percent in the second quarter and first six months of 1997, respectively. This year the weather was warmer in the second quarter but milder in the first quarter compared to last year.

Industry Restructuring
----------------------

    For a full discussion of industry restructuring activities in Massachusetts, Rhode Island and New Hampshire, see "Industry
Restructuring" in the Company's Form 10-K for 1996.

Industry Restructuring Update

     As previously reported, the Massachusetts settlement covering customer choice and electric utility industry restructuring provides for full recovery of the costs of generating assets and oil and gas related assets (including regulatory assets) not recoverable through the divestiture of New England Power Company's
(NEP) (a wholly-owned wholesale subsidiary of NEES) generating business. The Massachusetts settlement was approved by the Massachusetts Department of Public Utilities (MDPU) and a companion wholesale settlement is now pending final approval before the Federal Energy Regulatory Commission (FERC). FERC action is expected later in 1997.

     The NEES companies have reached an agreement with all three of its unions regarding benefits and other assistance including early retirement and severance programs, to union employees that are affected by the restructuring of the electric utility industry and the NEES companies divestiture of its generation business. The NEES companies have also announced similar early retirement and severance programs for management employees. The NEES companies anticipate that industry restructuring and divestiture will lead to workforce reductions. The expected cost of such programs will be substantially recovered from the proceeds of the sale of the generating business.

     On May 20, 1997, the Utility Workers Union of America and the Massachusetts Alliance of Utility Unions withdrew their appeal to the Massachusetts Supreme Judicial Court of the MDPU approval of the Massachusetts settlement. Several bills are pending before the Massachusetts legislature on electric utility industry restructuring, including comprehensive legislation introduced by former Governor William F. Weld and by the legislature's Joint Committee on Electric Restructuring. These bills cover many of the topics addressed in the settlement and could impact the implementation of the settlement.

Accounting Implications

     Historically, electric utility rates have been based on a utility's costs. As a result, electric utilities are subject to certain accounting standards that are not applicable to other business enterprises in general. Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation (FAS 71), requires regulated entities, in appropriate circumstances, to establish regulatory assets, and thereby defer the income statement impact of certain costs expected to be recovered in future rates. At December 31, 1996 the Company had approximately $16 million in net regulatory assets (regulatory assets of $56 million offset by regulatory liabilities of $40 million) in compliance with FAS 71. The Company believes that the continuing rate-making policies and practices of the MDPU and the terms of the Massachusetts settlement will enable the Company to recover both its specific costs of providing ongoing distribution services and stranded costs billed to it by NEP. The Company believes that these factors will allow it to continue to apply FAS
71. In the event that future circumstances should cause the application of FAS 71 to be discontinued, a noncash write-off of previously established regulatory assets would be required.

Year 2000 Computer Issues
-------------------------

     In the next two-and-one-half years, most large companies will face a potentially serious information systems (computer) problem because most software application and operational programs written in the past will not properly recognize calendar dates beginning in the year 2000. This could force computers to either shut down or lead to incorrect calculations. The NEES companies began the process of identifying the changes required to their computer programs and hardware during 1996. The necessary modifications to the NEES companies' centralized financial, customer, and operational information systems are expected to be completed by the end of 1998. The NEES companies believe they will incur approximately $20 million of costs between now and January 1, 2000, associated with making the necessary modifications identified to date to the centralized systems. Noncentralized systems are currently being reviewed for Year 2000 problems. The NEES companies are unable to predict the costs to be incurred for correction of such noncentralized systems, but expect the scope and schedule for such work to be less complex than for its centralized information systems.

Operating Revenue
-----------------

     The following table summarizes the changes in operating revenue:

             Increase (Decrease) in Operating Revenue

                                   Second Quarter   Six Months
                                   --------------  ------------
                                   1997 vs 1996    1997 vs 1996
                                   --------------  ------------
                                          (In Millions)
Deliveries to ultimate customers                 $ 5             $ 3
PPCA                                               6               8
Fuel recovery                                      2              15
Demand-Side Management (DSM)                      (2)             (1)
Other                                              -               1
                                                 ---             ---
                                                 $11             $26
                                                 ===             ===

    For a discussion of deliveries to ultimate customers, see the "Earnings" section.

    The PPCA mechanism is designed to allow the Company to pass on to its customers changes in purchased energy costs resulting from rate increases or decreases by NEP. The mechanism is also designed to pass on to customers the effects of NEP's seasonal rates. Due to reduced peak demand levels, primarily in the month of May 1997, refunds recorded under this mechanism were less in 1997 than in 1996. The provisions of the Company's restructuring settlement would have caused the PPCA mechanism to end effective July 31, 1996. However, since the Massachusetts settlement has not yet been approved by the FERC, the Company has continued to accrue refund provisions of $19 million related to the assumed operation of the PPCA mechanism since July 31, 1996 ($9 million in 1996 and $10 million in 1997, to date). In addition, at December 31, 1996 the Company had deferred approximately $8 million of storm damage costs. In accordance with the Massachusetts restructuring settlement signed in 1997, the Company will not be permitted recovery of approximately $2 million of such storm damage costs.

    The increase in fuel recovery revenues is due to increased replacement power fuel purchases by NEP due to reduced generation by partially owned nuclear units. These costs are passed on to the Company through NEP's fuel clause. The Company, in turn, passes these costs on to its customers.

Operating Expenses
------------------

    The following table summarizes the changes in operating expenses which are discussed below:

            Increase (Decrease) in Operating Expenses
                           Second Quarter    Six Months
                           --------------   ------------
                            1997 vs 1996    1997 vs 1996
                           --------------   ------------
                                   (In Millions)
Purchased electric energy:
 Fuel costs                                     $ 2             $15
 Other                                            -              (5)
Other operation and maintenance:
 DSM                                             (2)             (1)
 Other                                            1               -
Depreciation                                      1               1
Taxes                                             3               6
                                                ---             ---
                                                $ 5             $16
                                                ===             ===

   For a discussion of increased fuel costs, refer to the "Operating Revenues" section.

   The decrease in other purchased electric energy is principally due to a reduction in peak demand charges, reflecting milder weather in the first quarter of 1997.

Utility Plant Expenditures and Financing
----------------------------------------

   Cash expenditures for utility plant totaled $44 million in the first six months of 1997. The funds necessary for utility plant expenditures during the period were provided by net cash from operating activities, after the payment of dividends. The Company plans to issue $50 million of long-term debt in 1997, of which $30 million will be used to retire maturing bonds, and the balance used to fund capital expenditures.

   At June 30, 1997, the Company had $30 million of short-term debt outstanding including $24 million of commercial paper borrowings. The Company currently has lines of credit with banks totaling $90 million. These lines of credit are available to provide liquidity support for commercial paper borrowings and other corporate purposes. There were no borrowings under these lines of credit at June 30, 1997.

   For the twelve-month period ending June 30, 1997, the ratio of earnings to fixed charges was 3.12.

                   PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings
--------------------------

     Information concerning the restructuring dockets before the Federal Energy Regulatory Commission, discussed in Part I of this report in Management's Discussion and Analysis of Financial Condition and Results of Operations, is incorporated herein by reference and made a part hereof.


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

     The Company is filing the following revised exhibit for incorporation by reference into its registration statement on Form S-3, Commission File No. 33-59145.

     12              Statement re computation of ratios

     The Company is filing Financial Data Schedules.

     The Company filed a report on Form 8-K dated July 14, 1997 containing Item 5, Other Events.

                            SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q for the quarter ended June 30, 1997 to be signed on its behalf by the undersigned thereunto duly authorized.

                              MASSACHUSETTS ELECTRIC COMPANY


                              s/Michael E. Jesanis


                              Michael E. Jesanis, Treasurer,
                              Authorized Officer, and
                              Principal Financial Officer

Date: July 31, 1997