Form 10-Q
period 1997-09-30
MASSACHUSETTS ELECTRIC CO
filed 1997-11-13
CIK 63073

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.   20549


                            FORM 10-Q


   (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1997

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

                       Yes (X)      No ( )

Common stock, par value $25 per share, authorized and outstanding: 2,398,111 shares at September 30, 1997.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
----------------------------

                          MASSACHUSETTS ELECTRIC COMPANY
                               Statements of Income
                            Periods Ended September 30
                                   (Unaudited)
                                             Quarter                   Nine Months
                                             -------                   -----------
                                         1997       1996     1997        1996
                                         ----       ----     ----        ----
                                                      (In Thousands)
Operating revenue                      $404,990   $398,542 $1,180,050 $1,147,840
                                       --------   -------- ---------- ----------

Operating expenses:
  Purchased electric energy, principally from
   New England Power Company, an affiliate         302,596    301,664    862,288   851,057
  Other operation                        51,398     53,253    149,478    152,855
  Maintenance                             8,185      7,790     24,489     23,087
  Depreciation                           12,638     12,037     37,714     36,112
  Taxes, other than income taxes          7,620      7,372     24,534     23,855
  Income taxes                            4,932      2,888     19,988     12,866
                                       --------   -------- ---------- ----------
       Total operating expenses         387,369    385,004  1,118,491  1,099,832
                                       --------   -------- ---------- ----------
       Operating income                  17,621     13,538     61,559     48,008

Other income (expense), net                (198)      (439)    (2,305)    (2,516)
                                       --------   -------- ---------- ----------
       Operating and other income        17,423     13,099     59,254     45,492
                                       --------   -------- ---------- ----------

Interest:
  Interest on long-term debt              6,688      6,735     20,775     20,196
  Other interest                          2,790      1,783      6,761      4,989
  Allowance for borrowed funds used during
   construction - credit                    (96)      (193)      (312)      (657)
                                       --------   -------- ---------- ----------
       Total interest                     9,382      8,325     27,224     24,528
                                       --------   -------- ---------- ----------

       Net income                      $  8,041   $  4,774 $   32,030 $   20,964
                                       ========   ======== ========== ==========


                         Statements of Retained Earnings

Retained earnings at beginning of period          $171,581   $154,150 $  165,936$  150,308
Net income                                8,041      4,774     32,030     20,964
Dividends declared on cumulative
  preferred stock                          (779)      (778)    (2,336)    (2,335)
Dividends declared on common stock       (2,398)    (1,199)   (19,185)   (11,990)
                                       --------   -------- ---------- ----------
Retained earnings at end of period     $176,445   $156,947 $  176,445 $  156,947
                                       ========   ======== ========== ==========

    The accompanying notes are an integral part of these financial statements.

   Per share data is not relevant because the Company's common stock is wholly owned by New England Electric System.

                    MASSACHUSETTS ELECTRIC COMPANY
                         Statements of Income
                   Twelve Months Ended September 30
                              (Unaudited)
                                                     1997                  1996
                                                     ----                  ----
                                                        (In Thousands)
Operating revenue                                    $1,570,747  $1,532,418
                                                     ----------  ----------

Operating expenses:
  Purchased electric energy, principally from
   New England Power Company, an affiliate            1,131,940   1,113,387
  Other operation                                       208,286     211,985
  Maintenance                                            32,504      30,299
  Depreciation                                           48,959      46,547
  Taxes, other than income taxes                         31,238      31,344
  Income taxes                                           32,308      25,499
                                                     ----------  ----------
       Total operating expenses                       1,485,235   1,459,061
                                                     ----------  ----------
       Operating income                                  85,512      73,357

Other income (expense), net                              (1,002)     (2,298)
                                                     ----------  ----------
       Operating and other income                        84,510      71,059
                                                     ----------  ----------

Interest:
  Interest on long-term debt                             27,668      26,865
  Other interest                                          8,245       6,377
  Allowance for borrowed funds used during
   construction - credit                                   (395)       (902)
                                                     ----------  ----------
       Total interest                                    35,518      32,340
                                                     ----------  ----------

       Net income                                    $   48,992  $   38,719
                                                     ==========  ==========



                    Statements of Retained Earnings


Retained earnings at beginning of period             $  156,947  $  134,531
Net income                                               48,992      38,719
Dividends declared on cumulative preferred stock         (3,115)     (3,114)
Dividends declared on common stock                      (26,379)    (13,189)
                                                     ----------  ----------
Retained earnings at end of period                   $  176,445  $  156,947
                                                     ==========  ==========

The accompanying notes are an integral part of these financial statements.

Per share data is not relevant because the Company's common stock is wholly owned by New England Electric System.

                      MASSACHUSETTS ELECTRIC COMPANY
                              Balance Sheets
                                (Unaudited)
                                                    September 30,                December 31,
                                  ASSETS               1997           1996
                                  ------               ----           ----
                                                           (In Thousands)
Utility plant, at original cost                        $1,554,942   $1,509,896
 Less accumulated provisions for depreciation             455,510      430,585
                                                       ----------   ----------
                                                        1,099,432    1,079,311
Construction work in progress                              16,219        9,119
                                                       ----------   ----------
     Net utility plant                                  1,115,651    1,088,430
                                                       ----------   ----------
Current assets:
 Cash                                                       2,131        2,356
 Accounts receivable:
   From sales of electric energy                          132,040      165,866
   Other (including $2,587,000 and $1,605,000 from affiliates)           4,128     2,600
     Less reserves for doubtful accounts                   14,487       13,146
                                                       ----------   ----------
                                                          121,681      155,320
 Unbilled revenues                                         45,348       43,390
 Materials and supplies, at average cost                    8,947        8,820
 Prepaid and other current assets                          24,652       25,923
                                                       ----------   ----------
     Total current assets                                 202,759      235,809
                                                       ----------   ----------
Deferred charges and other assets                          50,530       66,019
                                                       ----------   ----------
                                                       $1,368,940   $1,390,258
                                                       ==========   ==========

                      CAPITALIZATION AND LIABILITIES
                      ------------------------------
Capitalization:
 Common stock, par value $25 per share, authorized
   and outstanding 2,398,111 shares                    $   59,953   $   59,953
 Premiums on capital stocks                                45,862       45,862
 Other paid-in capital                                    155,310      155,310
 Retained earnings                                        176,445      165,936
 Unrealized gain on securities, net                           109
                                                       ----------   ----------
     Total common equity                                  437,679      427,061
 Cumulative preferred stock                                50,000       50,000
 Long-term debt                                           333,457      343,321
                                                       ----------   ----------
     Total capitalization                                 821,136      820,382
                                                       ----------   ----------
Current liabilities:
 Long-term debt due within one year                        10,000       30,000
 Short-term debt (including $4,725,000 and $5,275,000
   to affiliates)                                          21,275       43,775
 Accounts payable (including $172,896,000 and $157,603,000
   to affiliates)                                         192,133      178,263
 Accrued liabilities:
   Taxes                                                    4,326          961
   Interest                                                 6,899        9,635
   Other accrued expenses                                  75,494       54,833
 Customer deposits                                          4,303        4,308
 Dividends payable                                          3,177        7,973
                                                       ----------   ----------
     Total current liabilities                            317,607      329,748
                                                       ----------   ----------
Deferred federal and state income taxes                   171,802      177,778
Unamortized investment tax credits                         15,739       16,566
Other reserves and deferred credits                        42,656       45,784
                                                       ----------   ----------
                                                       $1,368,940   $1,390,258
                                                       ==========   ==========

The accompanying notes are an integral part of these financial statements.

                      MASSACHUSETTS ELECTRIC COMPANY
                         Statements of Cash Flows
                      Nine Months Ended September 30
                                (Unaudited)
                                                          1997        1996
                                                         ----          ----
                                                             (In Thousands)
Operating Activities:
   Net income                                            $ 32,030     $ 20,964
   Adjustments to reconcile net income to net cash
     provided by operating activities:
   Depreciation                                            37,714       36,112
   Deferred income taxes and investment tax credit, net    (6,915)     (11,458)
   Allowance for borrowed funds used during construction     (312)        (657)
   Decrease (increase) in accounts receivable, net
    and unbilled revenues                                  31,681       17,633
   Decrease (increase) in materials and supplies             (127)       1,673
   Decrease (increase) in prepaid and other current assets  1,271         (454)
   Increase (decrease) in accounts payable                 13,870       15,703
   Increase (decrease) in other current liabilities        21,285       35,631
   Other, net                                              14,157        4,516
                                                         --------     --------
      Net cash provided by operating activities          $144,654     $119,663
                                                         --------     --------

Investing Activities:
   Plant expenditures, excluding allowance for
     funds used during construction                      $(64,712)    $(74,091)
   Other investing activities                              (1,350)        (211)
                                                         --------     --------
      Net cash used in investing activities              $(66,062)    $(74,302)
                                                         --------     --------
Financing Activities:
   Dividends paid on common stock                        $(23,981)    $(11,991)
   Dividends paid on preferred stock                       (2,336)      (2,335)
   Long-term debt-retirements                             (30,000)
   Changes in short-term debt                             (22,500)     (31,350)
                                                         --------     --------
      Net cash used in financing activities              $(78,817)    $(45,676)
                                                         --------     --------

Net increase (decrease) in cash and cash equivalents     $   (225)    $   (315)

Cash and cash equivalents at beginning of period            2,356        1,840
                                                         --------     --------
Cash and cash equivalents at end of period               $  2,131     $  1,525
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

    The electric utility industry typically utilizes and/or generates in its operations a range of potentially hazardous products and by-products. Massachusetts Electric Company (the Company) is a wholly-owned distribution subsidiary of New England Electric System (NEES). NEES subsidiaries have an internal environmental audit program and an external waste disposal vendor audit and qualification program intended to enhance compliance with federal, state, and local requirements regarding the handling of potentially hazardous products and by-products.

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

    In 1993, the Massachusetts Department of Public Utilities approved a settlement agreement regarding the rate recovery of remediation costs of former manufactured gas sites and certain other hazardous waste sites located in Massachusetts. Under that agreement, qualified costs related to these sites are paid out of a special fund established on the Company's books. The Company made an initial $30 million contribution to the fund. Rate-recoverable contributions of $3 million, adjusted since 1993 for inflation, are added annually to the fund along with interest and any recoveries from insurance carriers and other third parties. At September 30, 1997, the fund had a balance of $29 million. If a Massachusetts restructuring and rate settlement is approved by the Federal Energy Regulatory Commission, an additional $15 million

------------------------

will be transferred to the fund in 1997 out of existing reserves for refunds.

    Predicting the potential costs to investigate and remediate hazardous waste sites continues to be difficult. There are also significant uncertainties as to the portion, if any, of the investigation and remediation costs of any particular hazardous waste site that may ultimately be borne by the Company. The NEES companies have recovered amounts from certain insurers, and, where appropriate, the Company is seeking or intends to seek recovery from other insurers and from other PRPs, but it is uncertain whether, and to what extent, such efforts will be successful. At September 30, 1997, the Company had total reserves for environmental response costs of $36 million and a related regulatory liability of less than $1 million. The Company believes that hazardous waste liabilities for all sites of which it is aware, and which are not covered by a rate agreement, are not material to its financial position.

    In October 1996, the American Institute of Certified Public
Accountants issued new accounting rules for Environmental
Remediation Liabilities which became effective in 1997. These new rules do not have a material effect on the Company's financial position or results of operations.

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

    Item 2. Management's Discussion and Analysis of Financial
    ---------------------------------------------------------
               Condition and Results of Operations
               -----------------------------------

     This section contains management's assessment of Massachusetts Electric Company's (the Company) (a wholly-owned distribution subsidiary of New England Electric System (NEES)) financial condition and the principal factors having an impact on the results of operations. This discussion should be read in conjunction with the Company's financial statements and footnotes and the 1996 Annual Report on Form 10-K.

Earnings
--------

    Net income for the third quarter and first nine months of 1997 increased $3 million and $11 million, respectively, compared with the corresponding periods in 1996. These increases are due to an increase in kilowatt-hour (kWh) deliveries to ultimate customers and a reduction in the level of the Company's purchased power cost adjustment (PPCA) mechanism (see discussion in the "Operating Revenues" section). KWh deliveries to ultimate customers increased
3.1 percent and 1.8 percent in the third quarter and first nine months of 1997, respectively. The improving regional economy contributed to the increase.

Industry Restructuring
----------------------

    For a full discussion of industry restructuring activities in Massachusetts, Rhode Island and New Hampshire, see "Industry
Restructuring" in the Company's Form 10-K for 1996.

Industry Restructuring Update

     As previously reported, the Massachusetts settlement covering customer choice and electric utility industry restructuring provides for full recovery of the costs of generating assets and oil and gas related assets (including regulatory assets) not recoverable through the divestiture of New England Power Company's
(NEP) (a wholly-owned generation and transmission subsidiary of NEES) generating business. The Massachusetts settlement was approved by the Massachusetts Department of Public Utilities (MDPU) and a companion wholesale settlement is now pending final approval before the Federal Energy Regulatory Commission (FERC). Final FERC action is expected later in 1997.

     On November 10, 1997, the Massachusetts House of Representatives passed a bill which would provide Massachusetts customers with the ability to choose their electric supplier on March 1, 1998. The bill provides for the recovery of stranded costs but contains provisions that could require Massachusetts regulators to reexamine and recompute stranded costs. The bill further requires electric companies to provide customers who do not choose a supplier with a standard offer transition rate which is 10 percent below 1997 rates, with the discount growing to 15 percent upon completion of divestiture of generating assets or so-called "securitization" (or refinancing) of stranded costs. The Massachusetts settlement, as approved by the MDPU this year, along with the anticipated sale of our generating business described below, is expected to allow the Company to meet the rate reduction targets contained in the House bill. The Senate is expected to act on the proposed legislation before the current session ends on November 19, 1997.

     On August 5, 1997, NEP and The Narragansett Electric Company (Narragansett Electric) (a wholly-owned distribution subsidiary of NEES) (collectively, the "Sellers") reached an agreement to sell their nonnuclear generating business to USGen New England, Inc. (USGen), an indirect wholly-owned subsidiary of PG&E Corporation. The Sellers' nonnuclear generating business includes three fossil-fuel generating stations and 15 hydroelectric generating stations, totaling approximately 4,000 megawatt (MW) of capacity, with a book value $1.1 billion.

     USGen will pay the Sellers $1.59 billion in cash, of which $225 million will be contingent upon retail customers being able to choose their electric supplier. Specifically, if customers representing 89 percent of kWh sales of investor owned utilities in Massachusetts, or 50 percent of kWh sales in New England, have the ability to choose their electric supplier by January 1, 1999, the Sellers will be entitled to the full contingent amount. If such retail choice milestone is met after January 1, 1999, the contingent portion of the purchase price declines ratably by $75 million over the year 1999, and $50 million per year thereafter until the milestone is met. Payment of the contingent portion can be deferred for up to two years, if retail choice is not the result of legislation.

     USGen will also reimburse the NEES companies for $85 million of costs associated with early retirement and special severance programs for employees affected by industry restructuring. USGen will purchase NEP's entitlement in approximately 1,100 MW of power procured under long-term contracts. NEP will make a monthly fixed contribution toward the above-market cost of the purchased power of between $12.5 million and $14.2 million per month from closing through January 2008. These amounts are recoverable under the terms of the Massachusetts settlement. USGen will be responsible for the balance of the costs under the purchased power contracts.

     USGen will assume responsibility for environmental conditions at the Sellers' generating stations. USGen will also assume NEP's obligations under long-term fuel and fuel transportation contracts and certain existing collective bargaining agreements.

     The sale is subject to approval by various state and federal regulatory agencies. The timing of such approval is uncertain; however, approval is unlikely before the spring of 1998. Closing is contingent upon all regulatory approvals being obtained by February 1999.

     Under the Massachusetts settlement, the proceeds from the sale will be used to offset the stranded costs which the Company recovers from customers. The Company estimates that, upon completion of the sale, prices for its customers would decrease on average by approximately 15 percent below today's prices.

Workforce Reduction

     The NEES companies expect to implement substantial workforce reductions during 1998 as a result of industry restructuring and the sale of the generating business. The NEES companies have reached an agreement with all three of their unions regarding benefits and other assistance including early retirement and severance programs, to union employees that are affected by these events. The NEES companies have also announced similar early retirement and severance programs for management employees. The costs of such programs are expected to be substantially recovered from the proceeds of the sale of the generating business.

Risk Factors

     This Form 10-Q contains statements that may be considered forward looking statements as defined under the securities laws. Actual results may differ materially. As disclosed in the Company's Form 10-K for the year ended 1996, there are several risk factors which could affect actual results. While the NEES companies believe that the sale agreement with USGen and other developments constitute substantial progress in resolving the uncertainty regarding the impact from industry restructuring, significant risks remain. These include, but are not limited to:
(i) the potential that ultimately the Massachusetts settlement will not be implemented in the manner anticipated by NEES, and (ii) the possibility of state or federal legislation that would increase the risks above those contained in the settlement. The major risk factors affecting the Company relate to the possibility of adverse regulatory or judicial decisions or legislation which limit the level of revenues the Company is allowed to charge for its services or affect the costs the Company incurs.

     To the extent that neither the divestiture of NEP's nonnuclear generation nor retail choice occurs in 1998, under the Massachusetts settlement pending before the FERC, approximately 73 percent of the amount of NEP's 1998 earnings in excess of 11.75 percent return on equity must be refunded to the Company until its earnings cap is met, and then used to reduce stranded costs. The Company's earnings cap requires it to refund one-half of earnings between 11 percent and 12.5 percent and all earnings in excess of
12.5 percent. In addition, the NEES companies will also incur costs associated with the transition after the sale is completed.

Accounting Implications

     Historically, electric utility rates have been based on a utility's costs. As a result, electric utilities are subject to certain accounting standards that are not applicable to other business enterprises in general. Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation (FAS 71), requires regulated entities, in appropriate circumstances, to establish regulatory assets, and thereby defer the income statement impact of certain costs expected to be recovered in future rates. The Company believes that the continuing rate-making policies and practices of the MDPU and the terms of the Massachusetts settlement will enable the Company to recover both its specific costs of providing ongoing distribution services and stranded costs billed to it by NEP. The Company believes that these factors will allow it to continue to apply FAS
71. However, despite the progress made to date, it is possible that the final restructuring plans ultimately ordered by regulatory bodies would not reflect full recovery of stranded costs, including a fair return on those costs as they are being recovered. In addition, it is possible that future methods of setting performance-based distribution rates may not be considered cost-based as required by FAS 71. In the event that future circumstances should cause the application of FAS 71 to be discontinued, a noncash write-off of previously established regulatory assets would be required.

Year 2000 Computer Issues
-------------------------

     In the next two years, most large companies will face a potentially serious information systems (computer) problem because most software application and operational programs written in the past will not properly recognize calendar dates beginning in the year 2000. This could force computers to either shut down or lead to incorrect calculations. The NEES companies began the process of identifying the changes required to their computer programs and hardware during 1996. The necessary modifications to the NEES companies' centralized financial, customer, and operational information systems are expected to be completed by the end of 1998. The NEES companies believe they will incur approximately $20 million of costs associated with making the necessary modifications identified to date to the centralized systems. Substantially all of these costs are expected to be incurred prior to December 31, 1998. Noncentralized systems are currently being reviewed for Year 2000 problems. The NEES companies are unable to predict the costs to be incurred for correction of such noncentralized systems, but expect the scope and schedule for such work to be less complex than for its centralized information systems.

Operating Revenue
-----------------

     The following table summarizes the changes in operating revenue:
             Increase (Decrease) in Operating Revenue

                                   Third Quarter    Nine Months
                                   -------------   ------------
                                   1997 vs 1996    1997 vs 1996
                                   -------------   ------------
                                          (In Millions)

Deliveries to ultimate customers                 $ 7             $10
PPCA mechanism                                    (1)              7
Fuel recovery                                      1              15
Demand-Side Management (DSM)                      (1)             (2)
Other                                              -               2
                                                 ---             ---
                                                 $ 6             $32
                                                 ===             ===

    For a discussion of deliveries to ultimate customers, see the "Earnings" section.

    The PPCA mechanism is designed to allow the Company to pass on to its customers changes in purchased energy costs resulting from rate increases or decreases by NEP. The mechanism is also designed to pass on to customers the effects of NEP's seasonal rates. Due to reduced peak demand levels, primarily in the month of May 1997, refunds recorded under this mechanism were less in 1997 than in 1996. The provisions of the Company's restructuring settlement required the PPCA mechanism to end effective July 31, 1996. However, since the Massachusetts settlement has not yet been approved by the FERC, the Company has continued to accrue refund provisions of $16 million related to the assumed operation of the PPCA mechanism since July 31, 1996 ($9 million in 1996 and $7 million in 1997, to date). In addition, at December 31, 1996 the Company had deferred approximately $8 million of storm damage costs. In accordance with the Massachusetts restructuring settlement signed in 1997, the Company will not be permitted recovery of approximately $2 million of such storm damage costs.

    The increase in fuel recovery revenues is due to increased replacement power fuel purchases by NEP due to reduced generation by partially owned nuclear units. These costs are passed on to the Company through NEP's fuel clause. The Company, in turn, passes these costs on to its customers.

Operating Expenses
------------------

    The following table summarizes the changes in operating expenses which are discussed below:

            Increase (Decrease) in Operating Expenses

                           Third Quarter     Nine Months
                           -------------    ------------
                                 1997 vs 1996    1997 vs 1996
                           -------------    ------------
                                   (In Millions)
Purchased electric energy:
 Fuel costs                                     $ 1             $15
 Other                                            -              (4)
Other operation and maintenance:
 DSM                                             (1)             (2)
 Other                                            -               -
Depreciation                                      -               2
Taxes                                             2               8
                                                ---             ---
                                                $ 2             $19
                                                ===             ===

   For a discussion of increased fuel costs, refer to the "Operating Revenues" section.

   The decrease in other purchased electric energy in the first nine months of 1997 is principally due to a reduction in peak demand charges, reflecting milder weather in the first quarter of 1997.

Utility Plant Expenditures and Financing
----------------------------------------

   Cash expenditures for utility plant totaled $65 million in the first nine months of 1997. The funds necessary for utility plant expenditures during the period were provided by net cash from operating activities, after the payment of dividends. On October

3, 1997, the Company issued $15 million of long-term debt.  The
Company plans to issue an additional $35 million of long-term debt by the end of 1997. Bond issuances are to be used to retire maturing bonds and fund capital expenditures.

   On November 7, 1997, NEES commenced cash tender offers for any and all outstanding shares of the Company's preferred stock, which totals approximately $50 million. Concurrently with the offer, the Company's Board of Directors is soliciting proxies for use at a special meeting of preferred shareholders. The special meeting is being held to consider amendments to the Company's By-Laws and Articles of Incorporation which would remove a limitation on the ability of the Company to issue unsecured debt without approval of preferred shareholders. The offer expires on December 12, 1997.

   At September 30, 1997, the Company had $21 million of short-term debt outstanding including $17 million of commercial paper borrowings. The Company currently has lines of credit with banks totaling $90 million. These lines of credit are available to provide liquidity support for commercial paper borrowings and other corporate purposes. There were no borrowings under these lines of credit at September 30, 1997.

   For the twelve-month period ending September 30, 1997, the ratio of earnings to fixed charges was 3.21.

                   PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings
--------------------------

   Information concerning the restructuring dockets before the Federal Energy Regulatory Commission, discussed in Part I of this report in Management's Discussion and Analysis of Financial Condition and Results of Operations, is incorporated herein by reference and made a part hereof.


Item 4.Submission of Matters to a Vote of Security-Holders
-------------------------------------------------------------

   On September 21, 1997, a Special Meeting of Stockholders was held. The number of directors of the Company was increased from eleven to twelve by unanimous vote of the 2,398,111 shares having general voting rights represented at the meeting.


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

   The Company is filing the following revised exhibit for incorporation by reference into its registration statement on Form S-3, Commission File No. 33-59145.

   12     Statement re computation of ratios

   The Company is filing Financial Data Schedules.

   The Company filed a report on Form 8-K dated August 6, 1997, containing Item 5, Other Events.

                            SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q for the quarter ended September 30, 1997 to be signed on its behalf by the undersigned thereunto duly authorized.

                              MASSACHUSETTS ELECTRIC COMPANY


                              s/Michael E. Jesanis


                              Michael E. Jesanis, Treasurer,
                              Authorized Officer, and
                              Principal Financial Officer

Date: November 13, 1997