Form 10-Q
period 1998-03-31
MASSACHUSETTS ELECTRIC CO
filed 1998-05-13
CIK 63073

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.   20549


                            FORM 10-Q


   (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1998

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

                       Yes (X)      No ( )

Common stock, par value $25 per share, authorized and outstanding: 2,398,111 shares at March 31, 1998.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
----------------------------
                          MASSACHUSETTS ELECTRIC COMPANY
                               Statements of Income
                              Periods Ended March 31
                                   (Unaudited)
                                                Three Months                           Twelve Months
                                                ------------                           -------------
                                            1998      1997      1998      1997
                                            ----      ----      ----      ----
                                                          (In Thousands)
Operating revenue                         $396,714  $405,518$1,615,281 $1,553,236
                                          --------  ------------------ ----------

Operating expenses:
  Purchased electric energy, principally from
   New England Power Company, an affiliate 283,582   295,200 1,133,429  1,128,523
  Other operation                           50,782    48,546   219,386    213,011
  Maintenance                                8,752     7,424    38,234     30,470
  Depreciation                              14,253    12,638    51,309     47,959
  Taxes, other than income taxes             8,949     8,873    31,219     30,687
  Income taxes                               7,553     8,596    41,411     27,071
                                          --------  ------------------ ----------
       Total operating expenses            373,871   381,277 1,514,988  1,477,721
                                          --------  ------------------ ----------
Operating income                            22,843    24,241   100,293     75,515

Other income (expense) - net                (2,878)   (1,896)   (2,518)    (1,071)
                                          --------  ------------------ ----------
       Operating and other income           19,965    22,345    97,775     74,444
                                          --------  ------------------ ----------

Interest:
  Interest on long-term debt                 6,871     7,083    27,400     27,447
  Other interest                             1,419     1,742     6,891      6,828
  Allowance for borrowed funds used during
   construction - credit                      (136)     (116)     (449)      (660)
                                          --------  ------------------ ----------
       Total interest                        8,154     8,709    33,842     33,615
                                          --------  ------------------ ----------

Net income                                $ 11,811  $ 13,636$   63,933 $   40,829
                                          ========  ================== ==========


                         Statements of Retained Earnings

Retained earnings at beginning of period  $201,156  $165,936$  166,803 $  150,671
Net income                                  11,811    13,636    63,933     40,829
Dividends declared on cumulative
  preferred stock                             (240)     (778)   (2,283)    (3,114)
Dividends declared on common stock         (15,588)  (11,991)  (27,578)   (21,583)
Premium on redemption of preferred stock         -         -    (3,736)         -
                                          --------  ------------------ ----------
Retained earnings at end of period        $197,139  $166,803$  197,139 $  166,803
                                          ========  ================== ==========

    The accompanying notes are an integral part of these financial statements.

   Per share data is not relevant because the Company's common stock is wholly-
                      owned by New England Electric System.

                      MASSACHUSETTS ELECTRIC COMPANY
                              Balance Sheets
                                (Unaudited)
                                                      March 31,                  December 31,
                                  ASSETS               1998           1997
                                  ------               ----           ----
                                                           (In Thousands)
Utility plant, at original cost                        $1,590,785   $1,579,309
 Less accumulated provisions for depreciation             474,391      465,796
                                                       ----------   ----------
                                                        1,116,394    1,113,513
Construction work in progress                              14,848       13,363
                                                       ----------   ----------
   Net utility plant                                    1,131,242    1,126,876
                                                       ----------   ----------
Current assets:
 Cash                                                      10,099        6,743
 Accounts receivable:
   From sales of electric energy                          176,641      158,627
   Other (including $3,718,000 and $1,321,000
    from affiliates)                                        5,216        2,112
     Less reserves for doubtful accounts                   13,521       12,808
                                                       ----------   ----------
                                                          168,336      147,931
 Unbilled revenues                                         47,235       49,513
 Materials and supplies, at average cost                   10,025        9,599
 Prepaid and other current assets                          20,851       22,255
                                                       ----------   ----------
     Total current assets                                 256,546      236,041
                                                       ----------   ----------
Deferred charges and other assets                          43,389       45,450
                                                       ----------   ----------
                                                       $1,431,177   $1,408,367
                                                       ==========   ==========
                      CAPITALIZATION AND LIABILITIES
                      ------------------------------
Capitalization:
 Common stock, par value $25 per share, authorized
   and outstanding 2,398,111 shares                    $   59,953   $   59,953
 Premiums on capital stocks                                45,945       45,945
 Other paid-in capital                                    193,224      193,224
 Retained earnings                                        197,139      201,156
 Unrealized gain on securities, net                           189          129
                                                       ----------   ----------
     Total common equity                                  496,450      500,407
 Cumulative preferred stock                                15,739       15,739
 Long-term debt                                           343,359      338,387
                                                       ----------   ----------
     Total capitalization                                 855,548      854,533
                                                       ----------   ----------
Current liabilities:
 Long-term debt due in one year                            10,000       20,000
 Short-term debt (including $1,525,000 and $4,800,000
  to affiliates)                                           30,300       34,700
 Accounts payable (including $180,775,000 and $179,211,000
  to affiliates)                                          215,366      195,023
 Accrued liabilities:
   Taxes                                                    5,511        8,275
   Interest                                                 7,171        9,183
   Other accrued expenses                                  25,778       22,081
 Customer deposits                                          4,522        4,487
 Dividends payable                                         15,828        5,036
                                                       ----------   ----------
     Total current liabilities                            314,476      298,785
                                                       ----------   ----------
Deferred federal and state income taxes                   185,451      179,474
Unamortized investment tax credits                         15,191       15,463
Other reserves and deferred credits                        60,511       60,112
                                                       ----------   ----------
                                                       $1,431,177   $1,408,367
                                                       ==========   ==========
The accompanying notes are an integral part of these financial statements.

                      MASSACHUSETTS ELECTRIC COMPANY
                         Statements of Cash Flows
                          Quarters Ended March 31
                                (Unaudited)
                                                         1998          1997
                                                         ----          ----
                                                             (In Thousands)
Operating activities:
   Net income                                            $ 11,811     $ 13,636
   Adjustments to reconcile net income to net cash
     provided by operating activities:
   Depreciation                                            14,253       12,639
   Deferred income taxes and investment tax credits, net    5,834       (5,365)
   Allowance for funds used during construction              (136)        (116)
   Decrease (increase) in accounts receivable,
     net and unbilled revenues                            (18,127)       2,658
   Decrease (increase) in materials and supplies             (426)        (133)
   Decrease (increase) in prepaid and other current assets  1,404        2,214
   Increase (decrease) in accounts payable                 20,343        1,097
   Increase (decrease) in other current liabilities        (1,044)      23,585
   Other, net                                               2,455        2,562
                                                         --------     --------
      Net cash provided by operating activities          $ 36,367     $ 52,777
                                                         --------     --------

Investing activities:
   Plant expenditures, excluding allowance for
     funds used during construction                      $(18,488)              $(22,546)
   Other investing activities                                 (87)        (306)
                                                         --------     --------
      Net cash used in investing activities              $(18,575)    $(22,852)
                                                         --------     --------
Financing activities:
   Dividends paid on common stock                        $ (4,796)    $ (7,194)
   Dividends paid on preferred stock                         (240)        (779)
   Long-term debt - issues                                 25,000            -
   Long-term debt - retirements                           (30,000)           -
   Changes in short-term debt                              (4,400)     (21,900)
                                                         --------     --------
      Net cash provided by (used in)
       financing activities                              $(14,436)    $(29,873)
                                                         --------     --------

Net increase in cash and cash equivalents                $  3,356     $     52

Cash and cash equivalents at beginning of period            6,743        2,356
                                                         --------     --------
Cash and cash equivalents at end of period               $ 10,099     $  2,408
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

   The electric utility industry typically utilizes and/or generates in its operations a range of potentially hazardous products and by-products. Massachusetts Electric Company (the Company) currently has in place an internal environmental audit program and an external waste disposal vendor audit and qualification program intended to enhance compliance with existing federal, state, and local requirements regarding the handling of potentially hazardous products and by-products.

   The Company has been named as a potentially responsible party
(PRP) by either the United States Environmental Protection Agency or the Massachusetts Department of Environmental Protection for 16 sites at which hazardous waste is alleged to have been disposed. Private parties have also contacted or initiated legal proceedings against the Company regarding hazardous waste cleanup. The most prevalent types of hazardous waste sites with which the Company has been associated are manufactured gas locations. (Until the early 1970s, New England Electric System (NEES) was a combined electric and gas holding company system.) The Company is aware of approximately 35 such manufactured gas locations in Massachusetts. The Company has been identified as a PRP at eight of these manufactured gas locations, which are included in the 16 PRP sites discussed above. The Company is engaged in various phases of investigation and remediation work at 17 of the manufactured gas locations. The Company is currently aware of other possible hazardous waste sites, and may in the future become aware of additional sites, that it may be held responsible for remediating.

   In 1993, the Massachusetts Department of Public Utilities approved a settlement agreement regarding the rate recovery of remediation costs of former manufactured gas sites and certain other hazardous waste sites located in Massachusetts. Under that agreement, qualified costs related to these sites are paid out of a special fund established on the Company's books. The Company made an initial $30 million contribution to the fund. Rate-recoverable contributions of $3 million, adjusted since 1993 for inflation, are added annually to the fund along with interest and any recoveries from insurance carriers. At March 31, 1998, the fund had a balance of $46 million.

   Predicting the potential costs to investigate and remediate hazardous waste sites continues to be difficult. There are also significant uncertainties as to the portion, if any, of the investigation and remediation costs of any particular hazardous waste site that may ultimately be borne by the Company. The NEES companies have recovered amounts from certain insurers, and, where appropriate, the Company intends to seek recovery from other insurers and from other PRPs, but it is uncertain whether, and to what extent, such efforts will be successful. At March 31, 1998, the Company had total reserves for environmental response costs of $49 million. This represents an increase from the balance at the end of 1997. Since the majority of the sites for which increased reserves were recognized are covered by rate agreements, this increase in the reserves did not have an adverse effect on net income. The Company believes that hazardous waste liabilities for all sites of which it is aware, and which are not covered by a rate agreement, are not material to its financial position.

Note B - Comprehensive Income
-----------------------------

   In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (FAS 130). The statement establishes standards for reporting comprehensive income and its components. Comprehensive income for the period is equal to net income plus "other comprehensive income," which, for the Company, consists of the change in unrealized holding gains on available-for-sale securities during the period. Other comprehensive income was immaterial for the Company for the quarters ended March 31, 1998 and 1997, respectively.

Note C - New Accounting Standards
---------------------------------

   In 1997, the Financial Accounting Standards Board (FASB) released Statement of Financial Accounting Standards No. 131, Disclosure about Segments of an Enterprise and Related Information (FAS 131), which goes into effect in 1998. FAS 131 requires the reporting in financial statements of certain new additional information about operating segments of a business. Application of FAS 131 is not required for interim reporting in the initial year of application. The Company is currently evaluating the impact that FAS 131 will have on its future reporting requirements.

   In February 1998, the FASB issued Statement of Financial
Accounting Standards No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits (FAS 132) which revises disclosure requirements for pension and other postretirement benefits. The Company is currently evaluating the effects of FAS

132 on its reporting requirements and will adopt FAS 132 in its financial statements for the year ending December 31, 1998. The adoption of FAS 132 will have no impact on the Company's operating results, financial position, or cash flows.

Note D
------

   In the opinion of the Company, these statements reflect all adjustments (which include normal recurring adjustments) necessary for a fair statement of the results of its operations for the periods presented and should be considered in conjunction with the notes to the financial statements in the Company's 1997 Annual Report.

    Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations
-----------------------------------------------------------------

   This section contains management's assessment of Massachusetts Electric Company's (the Company) financial condition and the principal factors having an impact on the results of operations. This discussion should be read in conjunction with the Company's financial statements and footnotes and the 1997 Annual Report on Form 10-K.

Earnings
--------

   Net income for the first quarter of 1998 decreased $2 million as compared to the corresponding period in 1997. The decrease reflects a reduction in kilowatthour (kWh) deliveries as well as a retroactive purchased power billing adjustment from New England Power Company (NEP).

Industry Restructuring
----------------------

   For a full discussion of industry restructuring activities in Massachusetts, Rhode Island, and New Hampshire, stranded cost recovery, the New England Electric System (NEES) companies' proposed divestiture of its nonnuclear generating business, accounting implications of industry restructuring and divestiture, workforce reductions, and the impact of industry restructuring on the distribution business, see the "Industry Restructuring" section in the Company's Form 10-K for 1997 and the Company's 1997 Annual Report.

Risk Factors

   This report contains statements that may be considered forward looking as defined under the securities laws. Actual results may differ materially for reasons discussed in the "Industry
Restructuring" sections of the Company's Form 10-K for 1997 and the Company's 1997 Annual Report.

   While the Company believes that the previously described settlement and legislation and the sale agreement with USGen New England, Inc. (USGen) and other developments constitute substantial progress in reducing the impacts associated with industry restructuring, significant risks remain. These include, but are not limited to: (i) the potential that ultimately the Massachusetts Settlement will not be implemented in the manner anticipated by the Company, (ii) the possibility that a voter referendum in November 1998 could overturn the Massachusetts legislation, followed by materially adverse legislative or regulatory actions, (iii) the possibility of federal legislation that would increase the risk to shareholders above those contained in the Massachusetts settlement and statute, and (iv) the failure of NEP and The Narragansett Electric Company to complete the sale of the nonnuclear generating business to USGen. The major factors affecting the Company relate to the possibility of adverse regulatory or judicial decisions or legislation which limit the level of revenues the Company is allowed to charge for its services or affect the costs the Company incurs.

Year 2000 Computer Issues
-------------------------

   For a full discussion of the Company's Year 2000 computer issues, including a description of the modification process, timeline, and estimated total costs, refer to the "Financial Review" section of the Company's 1997 Annual Report, filed in conjunction with the Company's Form 10-K for 1997.


Operating Revenue
-----------------

The following table summarizes the changes in operating revenue:

            Increase (Decrease) in Operating Revenue

                                               First Quarter
                                               -------------
                                               1998 vs 1997
                                               -------------
                                               (In millions)

Purchased power and transmission-related                     $(16)
1997 Purchased power cost adjustment
 (PPCA) mechanism                                               6
Distribution rate increase                                      4
Deliveries to ultimate customers and other                     (3)
                                                             ----
                                                             $ (9)
                                                             ====

   Historically, the Company purchased all of its electrical requirements from NEP under the provisions of an all-requirements contract at NEP's standard resale rate. Effective March 1, 1998, the contract was amended, terminating the all-requirements provision of the contract. The Company's customers also gained the right to choose their power supplier. NEP continues to supply power to the Company, at new lower rates, for customers who choose to continue to take power from the Company. These new rates include the recovery by NEP of its generation-related stranded costs. Commencing in March 1998, the revenues that the Company is billing to its customers related to NEP's costs are all subject to true-up mechanisms based on NEP's actual billings. Prior to March, only the fuel component of purchased power expense was subject to a similar true-up mechanism.

   The Massachusetts Settlement provided for the end of the Company's PPCA mechanism in 1997. Prior to Federal Energy Regulatory Commission approval, which occurred in the fourth quarter of 1997, PPCA refund provisions continued to be accrued. In the first quarter of 1997, approximately $6 million of such refund provisions were accrued, and were subsequently reversed in the fourth quarter of 1997.

   In March 1998, the Company also put into effect a $45 million rate increase. This increase reflects changes to the distribution cost of service that include an $11 million increase in annual depreciation expense, a $3 million annual contribution to a storm fund and increased amortization of unfunded deferred income taxes of approximately $1 million per year over 6 years.

   The decrease in kWh deliveries to ultimate customers of 1.2 percent is reflective of milder winter weather in the first quarter of 1998 as compared to the corresponding period in 1997.


Operating Expenses
------------------

The following table summarizes the changes in operating expenses:

          Increase (Decrease) in Operating Expenses

                                                  First Quarter
                                                  -------------
                                                  1998 vs 1997
                                                  ------------
                                                  (In millions)

Purchased power and operation and maintenance:
  Purchased power and transmission costs                        $(7)
  Other                                                          (1)
Depreciation                                                      2
Taxes                                                            (1)
                                                                ---
                                                                $(7)
                                                                ===

  As noted above, effective March 1, 1998, NEP's billings to the Company were significantly changed in connection with the restructuring of the electric utility industry in Massachusetts. Not only were NEP's rates reduced but the transmission portion of NEP's costs are billed separately and are recorded in operation and maintenance expense instead of as a component of purchased power expense. Partially offsetting these decreases in rates was a retroactive billing by NEP in February 1998 related to certain meter reading corrections which increased purchased power expense by approximately $2 million.

  The decrease in other operation and maintenance expenses primarily reflects lower charges to postretirement benefits other than pensions and lower bad-debt related expenses, partially offset by increased distribution-related expenses.

  The increase in depreciation expense primarily reflects a portion of the $11 million increase in annual depreciation expense provided for in the Massachusetts industry restructuring settlement, and depreciation expense on new utility plant expenditures.


Utility Plant Expenditures and Financing
----------------------------------------

   Cash expenditures for utility plant totaled $18 million for the first three months of 1998. The funds necessary for utility plant expenditures during the period were primarily provided by net cash from operating activities, after the payment of dividends.

   In the first three months of 1998, the Company issued $25 million of long-term debt and retired $30 million of mortgage bonds and decreased its short-term debt outstanding by $4 million. The Company plans to issue an additional $30 million of long-term debt to refinance maturing bonds and to fund capital expenditures.

   At March 31, 1998, the Company had $30 million of short-term debt outstanding, including $29 million of commercial paper borrowings. At March 31, 1998, the Company had lines of credit with banks totaling $65 million which are available to provide liquidity support and other corporate purposes. There were no borrowings under these lines of credit at March 31, 1998.

   For the twelve-month period ended March 31, 1998, the ratio of earnings to fixed charges was 4.05.

                   PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security-Holders
------------------------------------------------------------

   On March 18, 1998, the Annual Meeting of Stockholders was held. The following actions were taken by the unanimous vote of the 2,398,111 shares having general voting rights represented at the meeting:

   The number of directors was fixed at seven.

   The following were elected as directors of the Company:

   Cheryl A. LaFleur
   Robert L. McCabe
   Lydia M. Pastuszek
   Lawrence J. Reilly
   Christopher E. Root
   Richard P. Sergel
   Dennis E. Snay

   John G. Cochrane was elected Treasurer and Robert King Wulff was elected Clerk.

   Coopers & Lybrand L.L.P. was selected as auditor for 1998.


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

   The Company is filing the following revised exhibit for incorporation by reference into its registration statement on Form S-3, Commission File No. 33-59145.

   12  Statement re computation of ratios

   The Company is filing Financial Data Schedules.

   The Company filed a report on Form 8-K dated December 31,
1997, containing Item 5, Other Events.

                            SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q for the quarter ended March 31, 1998 to be signed on its behalf by the undersigned thereunto duly authorized.

                              MASSACHUSETTS ELECTRIC COMPANY


                              s/John G. Cochrane


                              John G. Cochrane, Treasurer,
                              Authorized Officer, and
                              Principal Financial Officer

Date: May 13, 1998