Form 10-Q
period 1998-06-30
MASSACHUSETTS ELECTRIC CO
filed 1998-08-07
CIK 63073

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.   20549


                            FORM 10-Q


   (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 1998

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

                       Yes (X)      No ( )

Common stock, par value $25 per share, authorized and outstanding: 2,398,111 shares at June 30, 1998.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
----------------------------

                          MASSACHUSETTS ELECTRIC COMPANY
                               Statements of Income
                              Periods Ended June 30
                                   (Unaudited)
                                                 Quarter                 Six Months
                                                --------                 ----------
                                            1998      1997      1998       1997
                                            ----      ----      ----       ----
                                                          (In Thousands)
Operating revenue                         $361,889  $369,542  $758,603   $775,060
                                          --------  --------  --------   --------

Operating expenses:
  Purchased electric energy, principally from
   New England Power Company, an affiliate 227,683   264,492   511,265    559,692
  Other operation                           76,216    49,534   126,998     98,080
  Maintenance                                8,596     8,880    17,348     16,304
  Depreciation                              16,441    12,438    30,694     25,076
  Taxes, other than income taxes             7,989     8,041    16,938     16,914
  Income taxes                               6,476     6,460    14,029     15,056
                                          --------  --------  --------   --------
       Total operating expenses            343,401   349,845   717,272    731,122
                                          --------  --------  --------   --------
       Operating income                     18,488    19,697    41,331     43,938

Other income (expense), net                   (449)     (211)   (3,327)    (2,107)
                                          --------  --------  --------   --------
       Operating and other income           18,039    19,486    38,004     41,831
                                          --------  --------  --------   --------

Interest:
  Interest on long-term debt                 6,670     7,004    13,541     14,087
  Other interest                             1,912     2,229     3,331      3,971
  Allowance for borrowed funds used during
   construction - credit                      (155)     (100)     (291)      (216)
                                          --------  --------  --------   --------
       Total interest                        8,427     9,133    16,581     17,842
                                          --------  --------  --------   --------

       Net income                         $  9,612  $ 10,353  $ 21,423   $ 23,989
                                          ========  ========  ========   ========



                         Statements of Retained Earnings


Retained earnings at beginning of period  $197,139  $166,803  $201,156   $165,936
Net income                                   9,612    10,353    21,423     23,989
Dividends declared on cumulative
  preferred stock                             (240)     (779)     (480)    (1,557)
Dividends declared on common stock          (9,593)   (4,796)  (25,181)   (16,787)
                                          --------  --------  --------   --------
Retained earnings at end of period        $196,918  $171,581  $196,918   $171,581
                                          ========  ========  ========   ========

    The accompanying notes are an integral part of these financial statements.

   Per share data is not relevant because the Company's common stock is wholly owned by New England Electric System.



                    MASSACHUSETTS ELECTRIC COMPANY
                         Statements of Income
                      Twelve Months Ended June 30
                              (Unaudited)
                                                    1998               1997
                                                    ----               ----
                                                          (In Thousands)

Operating revenue                                     $1,607,628 $1,564,299
                                                      ---------- ----------

Operating expenses:
    Purchased electric energy, principally from
     New England Power Company, an affiliate           1,096,620  1,131,008
    Other operation                                      246,068    210,141
    Maintenance                                           37,950     32,109
    Depreciation                                          55,312     48,358
    Taxes, other than income taxes                        31,167     30,990
    Income taxes                                          41,427     30,264
                                                      ---------- ----------
         Total operating expenses                      1,508,544  1,482,870
                                                      ---------- ----------
         Operating income                                 99,084     81,429

Other income (expense), net                               (2,756)    (1,243)
                                                      ---------- ----------
         Operating and other income                       96,328     80,186
                                                      ---------- ----------

Interest:
    Interest on long-term debt                            27,066     27,715
    Other interest                                         6,574      7,238
    Allowance for borrowed funds used during
     construction - credit                                  (504)      (492)
                                                      ---------- ----------
         Total interest                                   33,136     34,461
                                                      ---------- ----------

         Net income                                   $   63,192 $   45,725
                                                      ========== ==========



                    Statements of Retained Earnings


Retained earnings at beginning of period              $  171,581 $  154,150
Net income                                                63,192     45,725
Dividends declared on cumulative preferred stock          (1,744)    (3,114)
Dividends declared on common stock                       (32,375)   (25,180)
Premium on redemption of preferred stock                  (3,736)         -
                                                      ---------- ----------
Retained earnings at end of period                    $  196,918 $  171,581
                                                      ========== ==========

The accompanying notes are an integral part of these financial statements.

Per share data is not relevant because the Company's common stock is wholly owned by New England Electric System.



                        MASSACHUSETTS ELECTRIC COMPANY
                                Balance Sheets
                                  (Unaudited)
                                                         June 30,                  December 31,
                                    ASSETS                 1998         1997
                                    ------                 ----         ----
                                                             (In Thousands)
Utility plant, at original cost                        $1,606,290   $1,579,309
   Less accumulated provisions for depreciation           484,722      465,796
                                                       ----------   ----------
                                                        1,121,568    1,113,513
Construction work in progress                              17,756       13,363
                                                       ----------   ----------
     Net utility plant                                  1,139,324    1,126,876
                                                       ----------   ----------
Current assets:
   Cash                                                     5,283        6,743
   Accounts receivable:
     From sales and deliveries of electric energy         171,523      158,627
     Other (including $4,474,000 and $1,321,000
       from affiliates)                                     5,184        2,112
       Less reserves for doubtful accounts                 14,289       12,808
                                                       ----------   ----------
                                                          162,418      147,931
   Unbilled revenues                                       54,175       49,513
   Materials and supplies, at average cost                  9,336        9,599
   Prepaid and other current assets                        17,085       22,255
                                                       ----------   ----------
       Total current assets                               248,297      236,041
                                                       ----------   ----------
Deferred charges and other assets                          43,444       45,450
                                                       ----------   ----------
                                                       $1,431,065   $1,408,367
                                                       ==========   ==========
                        CAPITALIZATION AND LIABILITIES
                        ------------------------------
Capitalization:
   Common stock, par value $25 per share, authorized
     and outstanding 2,398,111 shares                  $   59,953   $   59,953
   Premiums on capital stocks                              45,945       45,945
   Other paid-in capital                                  193,469      193,224
   Retained earnings                                      196,918      201,156
   Unrealized gain on securities, net                         209          129
                                                       ----------   ----------
       Total common equity                                496,494      500,407
   Cumulative preferred stock                              15,739       15,739
   Long-term debt                                         343,398      338,387
                                                       ----------   ----------
       Total capitalization                               855,631      854,533
                                                       ----------   ----------
Current liabilities:
   Long-term debt due in one year                          10,000       20,000
   Short-term debt (including $11,725,000 and $4,800,000
     to affiliates)                                        35,475       34,700
   Accounts payable (including $179,853,000 and $179,211,000
     to affiliates)                                       213,634      195,023
   Accrued liabilities:
     Taxes                                                  3,851        8,275
     Interest                                               8,362        9,183
     Other accrued expenses                                30,377       22,081
   Customer deposits                                        4,562        4,487
   Dividends payable                                        9,832        5,036
                                                       ----------   ----------
       Total current liabilities                          316,093      298,785
                                                       ----------   ----------
Deferred federal and state income taxes                   182,498      179,474
Unamortized investment tax credits                         14,920       15,463
Other reserves and deferred credits                        61,923       60,112
                                                       ----------   ----------
                                                       $1,431,065   $1,408,367
                                                       ==========   ==========

  The accompanying notes are an integral part of these financial statements.

                        MASSACHUSETTS ELECTRIC COMPANY
                           Statements of Cash Flows
                           Six Months Ended June 30
                                  (Unaudited)
                                                            1998         1997
                                                           ----         ----
                                                             (In Thousands)
                                                              <C
Operating Activities:
     Net income                                         $  21,423     $ 23,989
     Adjustments to reconcile net income to net cash
       provided by operating activities:
     Depreciation                                          30,694       25,076
     Deferred income taxes and investment tax credits, net  3,121       (7,710)
     Allowance for funds used during construction            (291)        (216)
     Decrease (increase) in accounts receivable, net
       and unbilled revenues                              (19,149)      18,426
     Decrease (increase) in materials and supplies            263         (211)
     Decrease (increase) in prepaid and other current assets5,170         (548)
     Increase (decrease) in accounts payable               18,611       (3,461)
     Increase (decrease) in other current liabilities       3,126       24,157
     Other, net                                             5,451       13,036
                                                         --------     --------
        Net cash provided by operating activities        $ 68,419     $ 92,538
                                                         --------     --------
Investing Activities:
     Plant expenditures, excluding allowance for
       funds used during construction                    $(42,919)    $(44,007)
     Other investing activities                            (2,115)        (332)
                                                         --------     --------
        Net cash used in investing activities            $(45,034)    $(44,339)
                                                         --------     --------
Financing Activities:
     Capital contributions from parent                   $    245     $      -
     Dividends paid on common stock                       (20,385)     (19,185)
     Dividends paid on preferred stock                       (480)      (1,557)
     Changes in short-term debt                               775      (13,650)
     Long-term debt - issues                               25,000            -
     Long-term debt - retirements                         (30,000)     (15,000)
                                                         --------     --------
        Net cash used in financing activities            $(24,845)              $(49,392)
                                                         --------     --------

Net decrease in cash and cash equivalents                $ (1,460)              $ (1,193)

Cash and cash equivalents at beginning of period            6,743        2,356
                                                         --------     --------
Cash and cash equivalents at end of period               $  5,283     $  1,163
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

   In 1993, the Massachusetts Department of Public Utilities approved a settlement agreement regarding the rate recovery of remediation costs of former manufactured gas sites and certain other hazardous waste sites located in Massachusetts. Under that agreement, qualified remedial costs related to these sites are paid out of a special fund established on the Company's books. The Company made an initial $30 million contribution to the fund.

Rate-recoverable contributions of $3 million, adjusted since 1993 for inflation, are added annually to the fund along with interest and any recoveries from insurance carriers and other third parties. At June 30, 1998, the fund had a balance of $47 million.

   Predicting the potential costs to investigate and remediate hazardous waste sites continues to be difficult. There are also significant uncertainties as to the portion, if any, of the investigation and remediation costs of any particular hazardous waste site that may ultimately be borne by the Company. The NEES companies have recovered amounts from certain insurers and other third parties, and, where appropriate, the Company intends to seek recovery from other insurers and from other PRPs, but it is uncertain whether, and to what extent, such efforts will be successful. At June 30, 1998, the Company had total reserves for environmental response costs of $48 million. This represents an increase from the $35 million balance at the end of 1997. Since all of the sites for which increased reserves were recognized are covered by rate agreements, this increase in the reserves did not have an adverse effect on net income. The Company believes that hazardous waste liabilities for all sites of which it is aware, and which are not covered by a rate agreement, are not material to its financial position.

Note B - Comprehensive Income
-----------------------------

   In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (FAS 130). FAS 130 establishes standards for reporting comprehensive income and its components. Comprehensive income for the period is equal to net income plus "other comprehensive income," which, for the Company, consists of the change in unrealized holding gains on available-for-sale securities during the period. Other comprehensive income was immaterial for the Company for the quarters and six month periods ended June 30, 1998 and 1997, respectively.

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

   In February 1998, the FASB issued Statement of Financial
Accounting Standards No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits (FAS 132), which revises disclosure requirements for pension and other postretirement benefits. The Company will adopt FAS 132 in its financial statements for the year ending December 31, 1998.

   The adoption of FAS 131 and FAS 132 will have no impact on the Company's operating results, financial position, or cash flows.

   In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133), which establishes accounting and reporting standards for such items. FAS 133 is effective for fiscal years beginning after June 15, 1999. Currently, the Company has no such derivative holdings.

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

Earnings
--------

     Net income for the second quarter and first six months of 1998 decreased by $0.7 million and $2.6 million, respectively, as compared to the corresponding periods in 1997. Although the Company implemented a rate increase in March 1998, this increase was offset by revenue reductions related to the recovery of purchased power and transmission costs greater than the reductions in the related costs. These revenue reductions reflect the implementation of fully reconciling purchased power and transmission cost rate mechanisms in 1998 as well as a retroactive purchased power billing adjustment from New England Power Company
(NEP) in the first quarter of 1998. The year-to-date decrease also reflects a reduction in kilowatthour (kWh) deliveries.

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

Divestiture of Generating Business

     NEES has received all state and federal regulatory approvals required for the sale of its nonnuclear generating business to USGen New England, Inc. (USGen). USGen is awaiting final Federal Energy Regulatory Commission (FERC) approval for exempt wholesale generator status for the facilities it is purchasing. The proposed sale is more fully described in the Company's Form 10-K for 1997 and the Company's 1997 Annual Report. Closing of the sale is expected in the third quarter of 1998.

Risk Factors

     While the Company believes that the industry restructuring settlement and the sale agreement with USGen and other developments constitute substantial progress in reducing the impacts associated with industry restructuring, significant risks remain. These include, but are not limited to: (i) the potential that ultimately the Massachusetts Settlement will not be implemented in the manner anticipated by the Company, (ii) the possibility that a voter referendum in November 1998 could overturn the Massachusetts legislation, followed by materially adverse legislative or regulatory actions, (iii) the possibility of federal legislation that would increase the risk to investors above those contained in the Massachusetts Settlement and statute, and (iv) the failure of NEP and The Narragansett Electric Company to complete the sale of the nonnuclear generating business to USGen. The major factors affecting the Company relate to the possibility of adverse regulatory or judicial decisions or legislation which limit the level of revenues the Company is allowed to charge for its services or affect the costs the Company incurs.

Year 2000 Computer Issues
-------------------------

     For a full discussion of the Company's Year 2000 computer issues, including a description of the modification process, timeline, and estimated total costs, refer to the "Financial Review" section of the Company's 1997 Annual Report, filed in conjunction with the Company's Form 10-K for 1997.

Operating Revenue
-----------------

The following table summarizes the changes in operating revenue:
            Increase (Decrease) in Operating Revenue

                                   Second Quarter    Six Months
                                   --------------  ------------
                                   1998 vs 1997    1998 vs 1997
                                   --------------  ------------
                                          (In Millions)
Purchased power and
 transmission-related                            $(22)            $(38)
1997 Purchased power cost
 adjustment (PPCA) mechanism                        4               10
Distribution rate increase                         11               15
Deliveries to ultimate customers
 and other                                          -               (3)
                                                 ----             ----
                                                 $ (7)            $(16)
                                                 ====             ====

   Historically, the Company purchased all of its electrical requirements from NEP under the provisions of an all-requirements contract at NEP's standard resale rate. Effective March 1, 1998, the contract was amended, terminating the all-requirements provision of the contract. The Company's customers also gained the right to choose their power supplier. NEP continues to supply power to the Company, at new lower rates, for customers who choose to continue to take power from the Company. All customers pay rates that include contract termination charges due NEP for its generation-related stranded costs. Commencing in March 1998, the revenues that the Company is billing to its customers related to NEP's costs are all subject to true-up mechanisms based on NEP's actual billings. Prior to March, only the fuel component of purchased power expense was subject to a similar fully reconciling true-up mechanism. The remainder of purchased power expense had previously been subject to a partial PPCA true-up mechanism.

   The Massachusetts Settlement provided for the end of the Company's PPCA mechanism in 1996. Prior to FERC approval, which occurred in the fourth quarter of 1997, PPCA refund provisions continued to be accrued. In the second quarter and first six months of 1997, approximately $4 million and $10 million, respectively, of such refund provisions were accrued, and were subsequently reversed in the fourth quarter of 1997.

   In March 1998, the Company also put into effect a $45 million rate increase. This increase reflects changes to the distribution cost of service that include an $11 million increase in annual depreciation expense, a $3 million annual contribution to a storm fund, and increased amortization of unfunded deferred income taxes of approximately $1 million per year over six years.

   The year-to-date decrease in revenues related to kWh deliveries to ultimate customers reflects a decrease of 0.8 percent in kWh deliveries, primarily due to milder winter weather in the first quarter of 1998 as compared to the corresponding period in 1997.

Operating Expenses
------------------
The following table summarizes the changes in operating expenses:
            Increase (Decrease) in Operating Expenses
                                Second Quarter    Six Months
                           --------------   ------------
                                 1998 vs 1997    1998 vs 1997
                           --------------   ------------
                                   (In Millions)

Purchased power and operation
 and maintenance:
  Purchased power and
   transmission costs                       $(14)              $(20)
  Other                                        3                  1
Depreciation                                   4                  6
Taxes                                          -                 (1)
                                            ----               ----
                                            $ (6)              $(14)
                                            ====               ====

   As noted above, effective March 1, 1998, NEP's billings to the Company were significantly changed in connection with the restructuring of the electric utility industry in Massachusetts. Not only were NEP's rates reduced but the transmission portion of NEP's costs are now billed separately and recorded in operation and maintenance expense instead of as a component of purchased power expense. Partially offsetting these decreases in expense was a retroactive billing by NEP in February 1998 related to certain meter reading corrections which increased purchased power expense by approximately $2 million.

   The increase in other operation and maintenance expense primarily reflects increased distribution-related and general and administrative expenses, partially offset by lower charges to postretirement benefits other than pensions expense.

   The increase in depreciation expense primarily reflects a portion of the $11 million increase in annual depreciation expense provided for in the Massachusetts industry restructuring settlement, and depreciation expense on new utility plant expenditures.

Utility Plant Expenditures and Financing
----------------------------------------

   Cash expenditures for utility plant totaled $43 million for the first six months of 1998. The funds necessary for utility plant expenditures during the period were primarily provided by net cash from operating activities, after the payment of dividends.

     In the first six months of 1998, the Company issued $25 million of long-term debt, retired $30 million of mortgage bonds and increased its short-term debt outstanding by $1 million. The Company plans to issue an additional $30 million of long-term debt by the end of 1998 to refinance maturing bonds and to fund capital expenditures.

     At June 30, 1998, the Company had $35 million of short-term debt outstanding, including $24 million of commercial paper borrowings. At June 30, 1998, the Company had lines of credit with banks totaling $65 million which are available to provide liquidity support and for other corporate purposes. There were no borrowings under these lines of credit at June 30, 1998.

     For the twelve-month period ended June 30, 1998, the ratio of earnings to fixed charges was 4.08.

                   PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

     The Company is filing the following revised exhibit for incorporation by reference into its registration statement on Form S-3, Commission File No. 33-59145.

     12   Statement re computation of ratios

     The Company is filing Financial Data Schedules.

                            SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q for the quarter ended June 30, 1998 to be signed on its behalf by the undersigned thereunto duly authorized.

                              MASSACHUSETTS ELECTRIC COMPANY

                              s/John G. Cochrane


                              John G. Cochrane, Treasurer,
                              Authorized Officer, and
                              Principal Financial Officer

Date: August 7, 1998