Form 10-Q
period 1998-09-30
MASSACHUSETTS ELECTRIC CO
filed 1998-11-12
CIK 63073

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.   20549


                            FORM 10-Q


   (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1998

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

                       Yes (X)      No ( )

Common stock, par value $25 per share, authorized and outstanding: 2,398,111 shares at September 30, 1998.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
----------------------------

                          MASSACHUSETTS ELECTRIC COMPANY
                               Statements of Income
                            Periods Ended September 30
                                   (Unaudited)
                                                 Quarter                  Nine Months
                                                 -------                  -----------
                                            1998      1997      1998       1997
                                            ----      ----      ----       ----
                                                          (In Thousands)
Operating revenue                      $380,409   $404,990 $1,139,012 $1,180,050
                                       --------   -------- ---------- ----------

Operating expenses:
  Purchased electric energy, principally from
   New England Power Company, an affiliate         238,593    302,596    749,858   862,288
  Other operation                        74,818     51,398    201,816    149,478
  Maintenance                             7,867      8,185     25,215     24,489
  Depreciation                           16,171     12,638     46,865     37,714
  Taxes, other than income taxes         13,444      7,620     30,382     24,534
  Income taxes                            9,166      4,932     23,195     19,988
                                       --------   -------- ---------- ----------
       Total operating expenses         360,059    387,369  1,077,331  1,118,491
                                       --------   -------- ---------- ----------
       Operating income                  20,350     17,621     61,681     61,559

Other income (expense), net                 (91)      (198)    (3,418)    (2,305)
                                       --------   -------- ---------- ----------
       Operating and other income        20,259     17,423     58,263     59,254
                                       --------   -------- ---------- ----------

Interest:
  Interest on long-term debt              6,673      6,688     20,214     20,775
  Other interest                          1,848      2,790      5,179      6,761
  Allowance for borrowed funds used during
   construction - credit                   (182)       (96)      (473)      (312)
                                       --------   -------- ---------- ----------
       Total interest                     8,339      9,382     24,920     27,224
                                       --------   -------- ---------- ----------

       Net income                      $ 11,920   $  8,041 $   33,343 $   32,030
                                       ========   ======== ========== ==========


                         Statements of Retained Earnings

Retained earnings at beginning of period          $196,918   $171,581 $  201,156$  165,936
Net income                               11,920      8,041     33,343     32,030
Dividends declared on cumulative
  preferred stock                          (240)      (779)      (720)    (2,336)
Dividends declared on common stock      (11,990)    (2,398)   (37,171)   (19,185)
Premium on redemption of preferred stock    (29)         -        (29)         -
                                       --------   -------- ---------- ----------
Retained earnings at end of period     $196,579   $176,445 $  196,579 $  176,445
                                       ========   ======== ========== ==========

    The accompanying notes are an integral part of these financial statements.

   Per share data is not relevant because the Company's common stock is wholly owned by New England Electric System.

                    MASSACHUSETTS ELECTRIC COMPANY
                         Statements of Income
                   Twelve Months Ended September 30
                              (Unaudited)
                                                     1998                  1997
                                                     ----                  ----
                                                        (In Thousands)
Operating revenue                                    $1,583,047  $1,570,747
                                                     ----------  ----------

Operating expenses:
  Purchased electric energy, principally from
   New England Power Company, an affiliate            1,032,617   1,131,940
  Other operation                                       269,488     208,286
  Maintenance                                            37,632      32,504
  Depreciation                                           58,845      48,959
  Taxes, other than income taxes                         36,991      31,238
  Income taxes                                           45,661      32,308
                                                     ----------  ----------
       Total operating expenses                       1,481,234   1,485,235
                                                     ----------  ----------
       Operating income                                 101,813      85,512

Other income (expense), net                              (2,649)     (1,002)
                                                     ----------  ----------
       Operating and other income                        99,164      84,510
                                                     ----------  ----------

Interest:
  Interest on long-term debt                             27,051      27,668
  Other interest                                          5,632       8,245
  Allowance for borrowed funds used during
   construction - credit                                   (590)       (395)
                                                     ----------  ----------
       Total interest                                    32,093      35,518
                                                     ----------  ----------

       Net income                                    $   67,071  $   48,992
                                                     ==========  ==========



                    Statements of Retained Earnings


Retained earnings at beginning of period             $  176,445  $  156,947
Net income                                               67,071      48,992
Dividends declared on cumulative preferred stock         (1,205)     (3,115)
Dividends declared on common stock                      (41,967)    (26,379)
Premium on redemption of preferred stock                 (3,765)          -
                                                     ----------  ----------
Retained earnings at end of period                   $  196,579  $  176,445
                                                     ==========  ==========

The accompanying notes are an integral part of these financial statements.

Per share data is not relevant because the Company's common stock is wholly owned by New England Electric System.

                      MASSACHUSETTS ELECTRIC COMPANY
                              Balance Sheets
                                (Unaudited)
                                                    September 30,                December 31,
                                  ASSETS               1998           1997
                                  ------               ----           ----
                                                           (In Thousands)
Utility plant, at original cost                        $1,603,922   $1,579,309
 Less accumulated provisions for depreciation             487,715      465,796
                                                       ----------   ----------
                                                        1,116,207    1,113,513
Construction work in progress                              19,011       13,363
                                                       ----------   ----------
     Net utility plant                                  1,135,218    1,126,876
                                                       ----------   ----------
Current assets:
 Cash                                                       7,265        6,743
 Accounts receivable:
   From sales of electric energy                          174,777      158,627
   Other (including $33,796,000 and $1,321,000 from affiliates)         35,163     2,112
     Less reserves for doubtful accounts                   14,890       12,808
                                                       ----------   ----------
                                                          195,050      147,931
 Unbilled revenues                                         52,702       49,513
 Materials and supplies, at average cost                    9,274        9,599
 Prepaid and other current assets                          15,097       22,255
                                                       ----------   ----------
     Total current assets                                 279,388      236,041
                                                       ----------   ----------
Deferred charges and other assets                          43,314       45,450
                                                       ----------   ----------
                                                       $1,457,920   $1,408,367
                                                       ==========   ==========

                      CAPITALIZATION AND LIABILITIES
                      ------------------------------
Capitalization:
 Common stock, par value $25 per share, authorized
   and outstanding 2,398,111 shares                    $   59,953   $   59,953
 Premiums on capital stocks                                45,945       45,945
 Other paid-in capital                                    193,498      193,224
 Retained earnings                                        196,579      201,156
 Unrealized gain on securities, net                           165          129
                                                       ----------   ----------
     Total common equity                                  496,140      500,407
 Cumulative preferred stock                                15,739       15,739
 Long-term debt                                           328,438      338,387
                                                       ----------   ----------
     Total capitalization                                 840,317      854,533
                                                       ----------   ----------
Current liabilities:
 Long-term debt due within one year                        25,000       20,000
 Short-term debt (including $52,950,000 and $4,800,000
   to affiliates)                                          52,950       34,700
 Accounts payable (including $112,820,000 and $179,211,000
   to affiliates)                                         197,192      195,023
 Accrued liabilities:
   Taxes                                                    1,893        8,275
   Interest                                                 7,775        9,183
   Other accrued expenses                                  64,933       22,081
 Customer deposits                                          4,639        4,487
 Dividends payable                                            240        5,036
                                                       ----------   ----------
     Total current liabilities                            354,622      298,785
                                                       ----------   ----------
Deferred federal and state income taxes                   185,106      179,474
Unamortized investment tax credits                         14,649       15,463
Other reserves and deferred credits                        63,226       60,112
                                                       ----------   ----------
                                                       $1,457,920   $1,408,367
                                                       ==========   ==========

The accompanying notes are an integral part of these financial statements.

                      MASSACHUSETTS ELECTRIC COMPANY
                         Statements of Cash Flows
                      Nine Months Ended September 30
                                (Unaudited)
                                                          1998        1997
                                                         ----          ----
                                                             (In Thousands)
Operating Activities:
   Net income                                            $ 33,343     $ 32,030
   Adjustments to reconcile net income to net cash
     provided by operating activities:
   Depreciation                                            46,865       37,714
   Deferred income taxes and investment tax credit, net     6,010       (6,915)
   Allowance for borrowed funds used during construction     (473)        (312)
   Decrease (increase) in accounts receivable, net
    and unbilled revenues                                 (50,308)      31,681
   Decrease (increase) in materials and supplies              325         (127)
   Decrease (increase) in prepaid and other current assets  7,158        1,271
   Increase (decrease) in accounts payable                  2,169       13,870
   Increase (decrease) in other current liabilities        35,214       21,285
   Other, net                                               7,755       14,157
                                                         --------     --------
      Net cash provided by operating activities          $ 88,058     $144,654
                                                         --------     --------

Investing Activities:
   Plant expenditures, excluding allowance for
     funds used during construction                      $(54,805)    $(64,712)
   Other investing activities                              (3,539)      (1,350)
                                                         --------     --------
      Net cash used in investing activities              $(58,344)    $(66,062)
                                                         --------     --------
Financing Activities:
   Capital contributions from parent                     $    274     $      -
   Dividends paid on common stock                         (41,967)     (23,981)
   Dividends paid on preferred stock                         (720)      (2,336)
   Long-term debt - issues                                 25,000            -
   Long-term debt - retirements                           (30,000)     (30,000)
   Changes in short-term debt                              18,250      (22,500)
   Premium on reacquisition of preferred stock                (29)           -
                                                         --------     --------
      Net cash used in financing activities              $(29,192)    $(78,817)
                                                         --------     --------

Net increase (decrease) in cash and cash equivalents     $    522     $   (225)

Cash and cash equivalents at beginning of period            6,743        2,356
                                                         --------     --------
Cash and cash equivalents at end of period               $  7,265     $  2,131
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


Rate-recoverable contributions of $3 million, adjusted since 1993 for inflation, are added annually to the fund along with interest and any recoveries from insurance carriers and other third parties. At September 30, 1998, the fund had a balance of $46 million.

   Predicting the potential costs to investigate and remediate hazardous waste sites continues to be difficult. There are also significant uncertainties as to the portion, if any, of the investigation and remediation costs of any particular hazardous waste site that may ultimately be borne by the Company. The NEES companies have recovered amounts from certain insurers and other third parties, and, where appropriate, the Company intends to seek recovery from other insurers and from other PRPs, but it is uncertain whether, and to what extent, such efforts will be successful. At September 30, 1998, the Company had total reserves for environmental response costs of $47 million. This represents an increase from the $35 million balance at the end of 1997. Since all of the sites for which increased reserves were recognized are covered by rate agreements, this increase in the reserves did not have an adverse effect on net income. The Company believes that hazardous waste liabilities for all sites of which it is aware, and which are not covered by a rate agreement, are not material to its financial position.

Note B - Comprehensive Income
-----------------------------

   In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (FAS 130). FAS 130 establishes standards for reporting comprehensive income and its components. Comprehensive income for the period is equal to net income plus "other comprehensive income," which, for the Company, consists of the change in unrealized holding gains on available-for-sale securities during the period. Other comprehensive income was immaterial for the Company for the third quarter and nine month periods ended September 30, 1998 and 1997, respectively.

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

   In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133), which establishes accounting and reporting standards for such instruments. FAS 133 is effective for fiscal years beginning after June 15, 1999. Currently, the Company has no such derivative holdings.

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

Earnings
--------

     Net income for the third quarter and first nine months of 1998 increased by $3.9 million and $1.3 million, respectively, as compared to the corresponding periods in 1997. These increases are primarily due to a rate increase implemented in March 1998, and increased kilowatthour (kWh) deliveries of 5.1 percent and 1.2 percent for the third quarter and year-to-date periods, respectively. In addition, during 1997 the Company experienced an underrecovery of purchased power costs in the third quarter, although an overrecovery of such costs existed for the year-to-date period in 1997. There is no such underrecovery or overrecovery of purchased power costs in 1998. This reflects the implementation of fully reconciling purchased power and transmission cost rate mechanisms in March 1998 as compared to partially reconciling mechanisms in place in 1997, as well as a retroactive purchased power billing adjustment from New England Power Company (NEP) in the first quarter of 1998. Earnings were reduced by one-time property tax adjustments paid in the third quarter of 1998 to certain municipalities, and increased depreciation expense.

     This report contains statements that may be considered forward looking under the securities laws. Actual results may differ materially, for reasons described in this report.

Industry Restructuring
----------------------

      For a full discussion of industry restructuring activities in Massachusetts, stranded cost recovery, accounting implications of industry restructuring and divestiture, workforce reductions, and impact of industry restructuring on the distribution business, see the "Industry Restructuring" section in the Company's Form 10-K for 1997 and the Company's 1997 Annual Report.

Divestiture of Generating Business

     On September 1, 1998, NEES subsidiaries NEP and The Narragansett Electric Company completed the sale of substantially all of their nonnuclear generating business to USGen New England, Inc. (USGen), an indirect wholly owned subsidiary of PG&E Corporation. Effective September 1, 1998, USGen and TransCanada Power Marketing, Ltd. (TCPM) became the Company's suppliers for meeting its obligations for transition service customers. For more information on the terms and events leading to the sale, the accounting implications of the sale, and the assets sold, see the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Year 2000 Computer Issues
-------------------------

     Over the next year, most companies will face a potentially serious information systems (computer) problem because many software applications and operational programs written in the past may not properly recognize calendar dates associated with the year 2000 (Y2K). This could cause computers to either shut down or lead to incorrect calculations.

     During 1996, the NEES companies began the process of identifying the changes required to their computer software and hardware to mitigate Y2K issues. The NEES companies established a Y2K Project team to manage these issues. This team reports project progress to a recently formed Y2K Executive Oversight Committee each month. The team also makes regular reports to NEES' Board of Directors and its Audit Committee. The NEES companies have separated their Y2K Project into four parts as shown below, along with the estimated completion dates for each part.

                                   Substantial Contingency Testing,
                                   Completion  Documentation,
                                   of Critical and Clean
Category         Specific Example  Systems     Management
-------          -------------     ---------   ----------------

Mainframe/Midrange                 Accounting/Customer      Fourth quarter Throughout 1999
Systems          service integrated            1998
                 systems

Desktop Systems  Personal computers/           Mid-1999  Throughout 1999
                 Department software/
                 Networks

Operational/     Dispatching systems/          Mid-1999  Throughout 1999
Embedded         Transmission and
Systems          Distribution systems/
                 Telephone systems

External Issues  Electronic Data   Mid-1999    Throughout 1999
                 Interchange/Vendor
                 communications

     The NEES companies are using a three-phase approach in coordinating their Y2K Project for system-related issues: (I) Assessment and Inventory, (II) Pilot Testing, and (III) Renovation, Conversion, or Replacement of Application and Operating Software Packages and Testing. Phase I, which was an initial assessment of all systems and devices for potential Y2K defects, was completed in mid-1997. Phase II, which consisted of renovation pilots for a cross-section of systems in order to facilitate the establishment of templates for Phase III work, was completed in late 1997. Phase III, which is currently ongoing, requires the renovation, conversion, or replacement of the remaining applications and operating software packages.

     The NEES companies have also implemented a formalized communication process with third parties to receive information related to their progress in remediating their own Y2K issues, and to communicate the NEES companies' progress in addressing the Y2K issue. These third parties include major customers, suppliers, and significant businesses with which the NEES companies have data links (such as banks). The NEES companies cannot predict the outcome of other companies' remediation efforts.

     The NEES companies believe total costs associated with making the necessary modifications to all centralized and noncentralized systems will be approximately $25 million. In addition, the NEES companies are spending $4 million related to the implementation of a new human resources and payroll system, the replacement of which is in part due to the Y2K issue. To date, total Y2K-related costs of $19 million have been incurred, of which $1 million has been capitalized.

     The NEES companies are in the process of developing Y2K contingency plans to allow for critical information and operating systems to function from January 1, 2000 forward. If required, these plans are intended to address both internal risks as well as potential external risks related to both suppliers and customers. Part of the contingency planning for accounting and desktop systems will include taking extensive data back-ups prior to year-end closing. For operational systems, the NEES companies have in place an overall disaster recovery program, which already includes periodic disaster simulation training (for outages due to severe weather, for instance). As part of Y2K contingency planning, the NEES companies will review their disaster recovery plans, modifying them for Y2K-specific issues. The NEES companies expect that these contingency plans will be in place by mid-1999.

     Interregional and regional contingency plans are being formulated that address emergency scenarios due to the interconnection of utility systems throughout the United States. At a regional level, the NEES companies are participating and cooperating with the New England Power Pool (NEPOOL) and the Independent System Operator of the NEPOOL area (ISO New England). Overall regional activities, including those of NEPOOL and ISO New England, will be coordinated by the Northeast Power Coordinating Council, whose activities will be incorporated into the interregional coordinating effort by the North American Electric Reliability Council. The target for completion of this planning process is mid-1999. The NEES companies have noted that the Y2K coordination efforts by ISO New England began only in May 1998, resulting in a demanding and difficult schedule to attain regional and interregional target dates.

     The NEES companies believe the worst case scenario with a reasonable chance of occurring is temporary disruptions of electric service. This scenario could result from a failure to adequately remediate Y2K problems at NEES company facilities or could be caused by the inability of entities, such as ISO New England, to maintain the short-term reliability of various generators and/or
transmission lines on a regional or superregional basis.   The NEES
companies believe that the contingency plans being developed both internally and on a regional level, as described above, should substantially mitigate the risks of this potential scenario. In the event that a short-term disruption in service occurs, the Company does not expect that it would have a material impact on its financial position and results of operations.

     While the NEES companies believe that their overall Y2K program will satisfactorily address all critical operational and system-related issues, significant risks remain. These risks include, but are not limited to, the Y2K readiness of third parties, including other utilities and power suppliers, cost and timeline estimates of remaining Y2K mitigation efforts, and the overall accuracy of assumptions made related to future events in the development of the Y2K mitigation effort.

Operating Revenue
-----------------

     The following table summarizes the changes in operating revenue:

            Increase (Decrease) in Operating Revenue

                                   Third Quarter    Nine Months
                                   -------------   ------------
                                   1998 vs 1997    1998 vs 1997
                                   -------------   ------------
                                          (In Millions)
Purchased power and
 transmission-related                            $(34)            $(72)
1997 Purchased power cost
 adjustment (PPCA) mechanism                       (2)               7
Distribution rate increase                         11               26
KWh deliveries to ultimate customers                4                2
Other                                              (4)              (4)
                                                 ----             ----
                                                 $(25)            $(41)
                                                 ====             ====

   Historically, the Company purchased all of its electrical requirements from NEP under the provisions of an all-requirements contract at NEP's standard resale rate. Effective March 1, 1998, the contract was amended, terminating the all-requirements provision of the contract. The Company's customers also gained the right to choose their power supplier. NEP continued to supply power to the Company, at lower rates, for customers that continued to take power from the Company, until September 1, 1998, when USGen and TCPM became the Company's wholesale power suppliers. All customers pay rates that include contract termination charges due NEP for its generation-related stranded costs. Commencing in March 1998, the revenues that the Company is billing to its customers related to NEP's costs are all subject to true-up mechanisms based
on NEP's actual billings.   The revenues that the Company bills
customers, related to power supply costs both prior to and subsequent to NEP's sale of its nonnuclear generating business, are also subject to true-up mechanisms. Prior to March, only the fuel component of purchased power expense was subject to a similar fully reconciling true-up mechanism. The remainder of purchased power expense had previously been subject to a partial PPCA true-up mechanism.

   The Massachusetts Settlement provided for the end of the Company's PPCA mechanism in 1996. Prior to Federal Energy Regulatory Commission approval, which occurred in the fourth quarter of 1997, PPCA refund provisions continued to be accrued.
In the third quarter, revenues of approximately $2 million were recorded, resulting in net refund provisions of $7 million accrued for the first nine months of 1997, which were subsequently reversed in the fourth quarter of 1997.

   In March 1998, the Company also put into effect a $45 million rate increase. This increase reflects changes to the distribution cost of service that include an $11 million increase in annual depreciation expense, a $3 million annual contribution to a storm fund, and increased amortization of unfunded deferred income taxes of approximately $1 million per year over six years.

   The third quarter and year-to-date increase in revenues related to kWh deliveries to ultimate customers reflects an increase of 5.1 percent and 1.2 percent in kWh deliveries, respectively, primarily due to warmer weather in the third quarter of 1998 as compared to the corresponding period in 1997. The year-to-date increase is driven entirely by the third quarter increase.

   The decrease in other revenues is primarily due to a reduction in demand-side management revenues and other miscellaneous revenues.

Operating Expenses
------------------
   The following table summarizes the changes in operating expenses:

            Increase (Decrease) in Operating Expenses

                                Third Quarter    Nine Months
                           -------------    ------------
                                 1998 vs 1997    1998 vs 1997
                           -------------    ------------
                                   (In Millions)

Purchased power and operation
 and maintenance:
  Purchased power and
   transmission costs                       $(45)              $(64)
  Other                                        4                  5
Depreciation                                   4                  9
Taxes                                         10                  9
                                            ----               ----
                                            $(27)              $(41)
                                            ====               ====

   As noted above, effective March 1, 1998, purchased power billings to the Company were significantly changed in connection with the restructuring of the electric utility industry in Massachusetts. Not only were NEP's rates reduced but the transmission portion of NEP's costs are now billed separately and recorded in operation and maintenance expense instead of as a component of purchased power expense. Partially offsetting these decreases in expense was a retroactive billing by NEP in February 1998 related to certain meter reading corrections which increased purchased power expense by approximately $2 million.

   The increase in other operation and maintenance expense primarily reflects increased distribution-related and general and administrative expenses, partially offset by lower charges for postretirement benefits other than pensions expense and lower uncollectible accounts expense.

   The increase in depreciation expense primarily reflects a portion of the $11 million increase in annual depreciation expense provided for in the Massachusetts industry restructuring settlement, and depreciation expense on new utility plant expenditures.

   The increase in taxes is related to additional property tax payments made during the third quarter to certain municipalities to reflect corrections identified by the Company related to plant valuation amounts used in the calculation of property taxes by those municipalities. These revised valuation amounts are expected to have a continuing impact on property taxes paid by the Company.

Utility Plant Expenditures and Financing
----------------------------------------

   Cash expenditures for utility plant totaled $55 million for the first nine months of 1998. The funds necessary for utility plant expenditures during the period were primarily provided by net cash from operating activities, after the payment of dividends, and increased short-term debt.

     In the first nine months of 1998, the Company issued $25 million of long-term debt, retired $30 million of mortgage bonds and increased its short-term debt outstanding by $18 million.

     At September 30, 1998, the Company had lines of credit with banks totaling $65 million which are available to provide liquidity support and for other corporate purposes. There were no borrowings under these lines of credit at September 30, 1998.

     In October 1998, the Company repurchased or redeemed preferred stock with a par value of $5.1 million.

     For the twelve-month period ended September 30, 1998, the ratio of earnings to fixed charges was 4.42.

                   PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

     The Company is filing the following revised exhibit for incorporation by reference into its registration statement on Form S-3, Commission File No. 33-59145.

     12   Statement re computation of ratios

     The Company is filing Financial Data Schedules.

     The Company did not file any reports on Form 8-K during the third quarter of 1998.

                            SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q for the quarter ended September 30, 1998 to be signed on its behalf by the undersigned thereunto duly authorized.

                              MASSACHUSETTS ELECTRIC COMPANY

                              s/John G. Cochrane


                              John G. Cochrane, Treasurer,
                              Authorized Officer, and
                              Principal Financial Officer

Date:  November 12, 1998