Form 10-Q
period 1999-03-31
MASSACHUSETTS ELECTRIC CO
filed 1999-05-17
CIK 63073

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.   20549


                            FORM 10-Q


   (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1999

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

                       Yes (X)      No ( )

Common stock, par value $25 per share, authorized and outstanding: 2,398,111 shares at March 31, 1999.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
----------------------------

                          MASSACHUSETTS ELECTRIC COMPANY
                               Statements of Income
                              Periods Ended March 31
                                   (Unaudited)
                                                Three Months                           Twelve Months
                                                ------------                           -------------
                                            1999      1998      1999       1998
                                            ----      ----      ----       ----
                                                          (In Thousands)
Operating revenue                         $344,764  $396,714$1,438,467 $1,615,281
                                          --------  ------------------ ----------

Operating expenses:
  Purchased electric energy:
   Contract termination charges from
     New England Power Company, an affiliate55,748    36,822   319,556     36,822
   Other New England Power Company               -   246,677   218,343  1,096,107
   Other                                   147,800        83   322,807        500
  Other operation                           75,531    50,782   317,258    219,386
  Maintenance                                7,226     8,752    31,996     38,234
  Depreciation                              16,613    14,253    64,060     51,309
  Taxes, other than income taxes             9,600     8,949    38,634     31,219
  Income taxes                               8,654     7,553    37,420     41,411
                                          --------  ------------------ ----------
       Total operating expenses            321,172   373,871 1,350,074  1,514,988
                                          --------  ------------------ ----------
Operating income                            23,592    22,843    88,393    100,293

Other income (expense), net                 (2,190)   (2,878)   (2,822)    (2,518)
                                          --------  ------------------ ----------
       Operating and other income           21,402    19,965    85,571     97,775
                                          --------  ------------------ ----------

Interest:
  Interest on long-term debt                 6,853     6,871    27,055     27,400
  Other interest                             1,911     1,419     7,860      6,891
  Allowance for borrowed funds used during
   construction - credit                      (195)     (136)     (752)      (449)
                                          --------  ------------------ ----------
       Total interest                        8,569     8,154    34,163     33,842
                                          --------  ------------------ ----------

Net income                                $ 12,833  $ 11,811$   51,408 $   63,933
                                          ========  ================== ==========


                         Statements of Retained Earnings
                                 (In Thousands)

Retained earnings at beginning of period  $208,537  $201,156$  197,139 $  166,803
Net income                                  12,833    11,811    51,408     63,933
Dividends declared on cumulative
  preferred stock                             (154)     (240)     (787)    (2,283)
Dividends declared on common stock               -   (15,588)  (26,379)   (27,578)
Premium on redemption of preferred stock         -         -      (165)    (3,736)
                                          --------  ------------------ ----------
Retained earnings at end of period        $221,216  $197,139$  221,216 $  197,139
                                          ========  ================== ==========

    The accompanying notes are an integral part of these financial statements.

   Per share data is not relevant because the Company's common stock is wholly owned by New England Electric System.

                      MASSACHUSETTS ELECTRIC COMPANY
                              Balance Sheets
                                (Unaudited)
                                                      March 31,                  December 31,
                                  ASSETS               1999           1998
                                  ------               ----           ----
                                                           (In Thousands)
Utility plant, at original cost                        $1,639,000   $1,626,569
 Less accumulated provisions for depreciation             512,296      499,975
                                                       ----------   ----------
                                                        1,126,704    1,126,594
Construction work in progress                              19,749       16,575
                                                       ----------   ----------
   Net utility plant                                    1,146,453    1,143,169
                                                       ----------   ----------
Current assets:
 Cash                                                       8,209        6,994
 Accounts receivable:
   From electric energy services                          187,769      188,956
   Other (including $3,594,000 and $6,629,000
    from affiliates)                                        4,114        7,358
     Less reserves for doubtful accounts                   13,480       12,450
                                                       ----------   ----------
                                                          178,403      183,864
 Unbilled revenues                                         42,801       56,133
 Materials and supplies, at average cost                   10,395        9,281
 Prepaid and other current assets                           2,018       13,886
                                                       ----------   ----------
     Total current assets                                 241,826      270,158
                                                       ----------   ----------
Deferred charges and other assets                          39,022       41,235
                                                       ----------   ----------
                                                       $1,427,301   $1,454,562
                                                       ==========   ==========
                      CAPITALIZATION AND LIABILITIES
                      ------------------------------
Capitalization:
 Common stock, par value $25 per share, authorized
   and outstanding 2,398,111 shares                    $   59,953   $   59,953
 Premium on capital stock                                  45,942       45,942
 Other paid-in capital                                    193,498      193,498
 Retained earnings                                        221,216      208,537
 Unrealized gain on securities, net                           280          273
                                                       ----------   ----------
     Total common equity                                  520,889      508,203
 Cumulative preferred stock                                10,674       10,674
 Long-term debt                                           347,372      353,329
                                                       ----------   ----------
     Total capitalization                                 878,935      872,206
                                                       ----------   ----------
Current liabilities:
 Long-term debt due in one year                            21,000       15,000
 Short-term debt to affiliates                             37,325       80,725
 Accounts payable (including $51,543,000 and $34,506,000
  to affiliates)                                          146,634      127,621
 Accrued liabilities:
   Taxes                                                    6,899            -
   Interest                                                 8,010        8,509
   Other accrued expenses                                  48,423       40,626
 Customer deposits                                          4,258        4,456
 Dividends payable                                            155        4,951
                                                       ----------   ----------
     Total current liabilities                            272,704      281,888
                                                       ----------   ----------
Deferred federal and state income taxes                   190,271      200,965
Unamortized investment tax credits                         14,110       14,377
Other reserves and deferred credits                        71,281       85,126
                                                       ----------   ----------
                                                       $1,427,301   $1,454,562
                                                       ==========   ==========

The accompanying notes are an integral part of these financial statements.

                      MASSACHUSETTS ELECTRIC COMPANY
                         Statements of Cash Flows
                          Quarters Ended March 31
                                (Unaudited)
                                                         1999          1998
                                                         ----          ----
                                                             (In Thousands)
Operating activities:
   Net income                                            $ 12,833     $ 11,811
   Adjustments to reconcile net income to net cash
     provided by operating activities:
   Depreciation                                            16,613       14,253
   Deferred income taxes and investment tax credits, net  (10,439)       5,834
   Allowance for borrowed funds used during construction     (195)        (136)
   Decrease (increase) in accounts receivable,
     net and unbilled revenues                             18,793      (18,127)
   Decrease (increase) in materials and supplies           (1,114)        (426)
   Decrease (increase) in prepaid and other current assets 11,868        1,404
   Increase (decrease) in accounts payable                 19,013       20,343
   Increase (decrease) in other current liabilities        13,999       (1,044)
   Other, net                                             (12,047)       2,455
                                                         --------     --------
      Net cash provided by (used in) operating activities$ 69,324     $ 36,367
                                                         --------     --------

Investing activities:
   Plant expenditures, excluding allowance for
     funds used during construction                      $(19,701)    $(18,488)

   Other investing activities                                 (58)         (87)
                                                         --------     --------
      Net cash provided by (used in) investing activities$(19,759)    $(18,575)
                                                         --------     --------
Financing activities:
   Dividends paid on common stock                        $ (4,796)    $ (4,796)
   Dividends paid on preferred stock                         (154)        (240)
   Long-term debt - issues                                      -       25,000
   Long-term debt - retirements                                 -      (30,000)
   Changes in short-term debt                             (43,400)      (4,400)
                                                         --------     --------
      Net cash provided by (used in)
       financing activities                              $(48,350)    $(14,436)
                                                         --------     --------

Net increase (decrease) in cash and cash equivalents     $  1,215     $  3,356

Cash and cash equivalents at beginning of period            6,994        6,743
                                                         --------     --------
Cash and cash equivalents at end of period               $  8,209     $ 10,099
                                                         ========     ========

The accompanying notes are an integral part of these financial statements.


                  MASSACHUSETTS ELECTRIC COMPANY
            Notes to Unaudited Financial Statements

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

  The Company has been named as a potentially responsible party
(PRP) by either the United States Environmental Protection Agency or the Massachusetts Department of Environmental Protection for 16 sites at which hazardous waste is alleged to have been disposed. Private parties have also contacted or initiated legal proceedings against the Company regarding hazardous waste cleanup. The most prevalent types of hazardous waste sites with which the Company has been associated are manufactured gas locations. (Until the early 1970s, New England Electric System (NEES) was a combined electric and gas holding company system.) The Company is aware of approximately 35 such manufactured gas locations in Massachusetts. The Company has been identified as a PRP at eight of these manufactured gas locations, which are included in the 16 PRP sites discussed above. The Company has reported the existence of all manufactured gas locations of which it is aware to state environmental regulatory agencies. The Company is engaged in various phases of investigation and remediation work at 17 of the manufactured gas locations. The Company is currently aware of other possible hazardous waste sites, and may in the future become aware of additional sites, that it may be held responsible for remediating.

  In 1993, the Massachusetts Department of Public Utilities approved a settlement agreement that provides for rate recovery of remediation costs of former manufactured gas sites and certain other hazardous waste sites located in Massachusetts. Under that agreement, qualified costs related to these sites are paid out of a special fund established on the Company's books. Rate-recoverable contributions of $3 million, adjusted since 1993 for inflation, are added annually to the fund along with interest, lease payments, and any recoveries from insurance carriers and other third parties. At March 31, 1999, the fund had a balance of $47 million.

  Predicting the potential costs to investigate and remediate hazardous waste sites continues to be difficult. There are also significant uncertainties as to the portion, if any, of the investigation and remediation costs of any particular hazardous waste site that may ultimately be borne by the Company. The NEES Companies have recovered amounts from certain insurers, and, where appropriate, the Company intends to seek recovery from other insurers and from other PRPs, but it is uncertain whether, and to what extent, such efforts will be successful. At March 31, 1999, the Company had total reserves for environmental response costs of $42 million which includes reserves established in connection with the Company's hazardous waste fund referred to above. The Company believes that hazardous waste liabilities for all sites of which it is aware, and which are not covered by a rate agreement, are not material to its financial position.

Note B - New Accounting Standards
---------------------------------

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133), which establishes accounting and reporting standards for such instruments. FAS 133 is effective for fiscal years beginning after June 15, 1999.

  Under the provisions of industry restructuring settlement agreements approved by state and federal regulators implemented on March 1, 1998, the Company is required to offer a default service option to those customers who, for a variety of reasons, are not purchasing power from a competitive supplier. The Company is required to procure this power supply through competitive bidding. In March 1999, the Company entered into a power supply contract with a third party to provide the physical supply of this power at a variable market rate. In May 1999, the Company entered into a eight month financial contract with another third party to convert this variable rate into a fixed rate for substantially, if not for all, of the physical supply. The Company will bill its retail customers at the fixed rate under the financial contract. Purchases under these contracts are expected to be less than $5 million per month using April 1999 service requirements.

Note C
------

  In the opinion of the Company, these financial statements reflect all adjustments (which include normal recurring adjustments) necessary for a fair statement of the results of its operations for the periods presented and should be considered in conjunction with the notes to the financial statements in the Company's 1998 Annual Report.

                 MASSACHUSETTS ELECTRIC COMPANY
   Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations
-----------------------------------------------------------------


  This section contains management's assessment of Massachusetts Electric Company's (the Company) financial condition and the principal factors having an impact on the results of operations. This discussion should be read in conjunction with the Company's financial statements and footnotes and the 1998 Annual Report on Form 10-K.


Merger Agreements
-----------------

  For a full discussion of New England Electric Systems' (NEES) merger agreements with The National Grid Group plc (National Grid) and Eastern Utilities Associates (EUA), see the Merger Agreements sections of the Company's Form 10-K for 1998 and the Company's 1998 Annual Report.

Update of Merger Agreements with National Grid and EUA

  On April 9, 1999, NEES and National Grid received clearance under the Hart-Scott-Rodino (HSR) Antitrust Improvements Act of 1976, as
amended.   In addition, shareholders of National Grid  approved the
proposed merger on April 22, 1999 with 99 percent of those voting approving the merger. On May 3, 1999, NEES received the approval of more than the required majority of outstanding shares for the merger with 75 percent of outstanding shares voting in favor of the merger. Of those shares voted, in excess of 94 percent voted in favor of the merger. NEES and National Grid have also filed for merger approval with the Securities and Exchange Commission (SEC), Federal Energy Regulatory Commission (FERC), and Nuclear Regulatory Commission (NRC). NEES and National Grid have also made filings in the states in which NEES subsidiaries operate where support or approval for the merger is required. On April 21, 1999, the New Hampshire Public Utilities Commission (NHPUC) issued an order finding that the NEES/National Grid merger filing did not satisfy the requirements for exemption from the NHPUC's formal review process. Hearings on the merger are scheduled for June 1999. On April 29, 1999, the Committee on Foreign Investment in the United States under the Exon-Florio Provisions of the Omnibus Trade and Competitiveness Act of 1988 concluded there were no issues of national security to warrant any investigation. The NEES/National Grid merger is expected to be completed by early 2000.

  On April 29, 1999, NEES and EUA also received clearance under HSR for the NEES acquisition of EUA. NEES and EUA have filed for merger approval with the FERC and the Commonwealth of

Massachusetts. The acquisition of EUA also requires approval by the SEC and NRC, and approval by certain states in which EUA subsidiaries operate. On May 17, 1999, EUA shareholders approved the acquisition of EUA by NEES. The acquisition of EUA is expected to be completed by early 2000.

Impact of Mergers on Distribution Rates
---------------------------------------

  On April 29, 1999, the Company and Eastern Edison Associates (Eastern Edison), a wholly owned subsidiary of EUA, filed a rate consolidation plan with the Massachusetts Department of Telecommunications and Energy, reflecting the acquisition of EUA by
NEES and the merger of Eastern Edison into the Company.   In the
filing, the companies proposed that effective January 1, 2001, Eastern Edison's customers would pay the same delivery rates as the Company. The filing calls for an extension of the Company's distribution rate freeze through December 31, 2002. The freeze would be extended an additional two years upon completion of the NEES/National Grid merger.

Industry Restructuring
----------------------

  For a full discussion of industry restructuring activities in Massachusetts, the NEES companies' divestiture of its nonnuclear generating business, stranded cost recovery, and the impact of restructuring on the distribution business, see the "Industry Restructuring" and "Impact of Restructuring on Distribution Business" sections of the Company's Form 10-K for 1998 and the Company's 1998 Annual Report.

Regulatory Asset Recovery
-------------------------

  Historically, electric utility rates have been based on a utility's costs. As a result, electric utilities are subject to certain accounting standards that are not applicable to other business enterprises in general. Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation (FAS 71), requires regulated entities, in appropriate circumstances, to establish regulatory assets, and thereby defer the income statement impact of these charges because they are expected to be included in future customer charges. At March 31, 1999, the Company had approximately $14 million in net regulatory assets.

  Under existing ratemaking practices and provisions of industry restructuring settlement agreements approved by state and federal regulators (Massachusetts Settlement), the Company has the ability to recover through rates its specific costs of providing ongoing distribution services and stranded costs billed to it by NEP. The Company has believed these factors have allowed it to continue to apply FAS 71.

  Currently, there is much regulatory and other movement toward establishing performance-based rates. It is possible that the adoption of performance-based rates, future regulatory rules, or other circumstances could cause the application of FAS 71 to be discontinued. Absent the circumstances described in the next paragraph, this discontinuation would result in a noncash write-off of previously established regulatory assets. In addition, reserves for depreciation may also have to be increased to comply with unregulated accounting practices.

  In April 1999, the Company filed a rate plan which, if approved, may cause the application of FAS 71 to be discontinued upon consummation of the NEES/National Grid merger. Because the discontinuation of FAS 71 would be coincident with the completion of the NEES/National Grid merger, the regulatory assets would not be written off but instead would be reclassified to either an intangible asset account or a goodwill account.

Year 2000 Readiness Disclosure
------------------------------

  Over the course of this year, most companies will face a potentially serious information systems (computer) problem because many software applications and operational programs written in the past may not properly recognize calendar dates associated with the year 2000 (Y2K). This could cause computers to either shut down or lead to incorrect calculations.

  During 1996, the NEES companies began the process of identifying the changes required to their computer software and hardware to mitigate Y2K issues. The NEES companies established a Y2K Project team to manage these issues, which has consisted of as many as 70 full-time equivalent staff at some points in time, primarily external consultants being overseen by an internal Y2K management team. To facilitate the Y2K Project, NEES entered into contracts with Keane, Inc. and IBM to provide personnel support to the Y2K Project. Through March 31, 1999, the NEES companies have spent approximately $17 million with these vendors, which is included in the cost figures disclosed below. The Y2K Project team reports project progress to a Y2K Executive Oversight Committee each month. The team also makes regular reports to NEES' Board of Directors and its Audit Committee. The NEES companies have separated their Y2K Project into four parts as shown below, along with the estimated completion dates for each part.

                                    Substantial Contingency Testing
                                    Completion  Documentation,
                                    of Critical and Clean
Category         Specific Example   Systems     Management
--------         ----------------   ----------- -------------------
Mainframe/Midrange                  Accounting/Customer   Completed Throughout 1999
systems          service integrated
                 systems

Desktop systems  Personal computers/            June 30, 1999       Throughout 1999
                 Department software/
                 Networks

Operational/     Dispatching systems/           June 30, 1999       Throughout 1999
Embedded         Transmission and
systems          Distribution systems/
                 Telephone systems

External issues  Electronic Data    June 30, 1999         Throughout 1999
                 Interchange/Vendor
                 communications

  The NEES companies are using a three-phase approach in coordinating their Y2K Project for system-related issues: (I) Assessment and Inventory, (II) Pilot Testing, and (III) Renovation, Conversion, or Replacement of Application and Operating Software Packages and Testing. Phase I, which was an initial assessment of all systems and devices for potential Y2K defects, was completed in mid-1997. These assessments included, but were not limited to, the review of program code for mainframe and midrange systems, analysis of personal computer hardware and network equipment for desktop systems, reaching consensus with key "data exchange" partners regarding the approach and execution of plans to address Y2K-related issues, and coordination with other New England Power Pool (NEPOOL) member utilities related to operational systems, such as transmission systems. Phase II, which consisted of renovation pilots for a cross-section of systems in order to facilitate the establishment of templates for Phase III work, was completed in late 1997. Phase III, which is currently ongoing, requires the renovation, conversion, or replacement of the remaining applications and operating software packages.

  Critical systems include major operational and informational systems such as the NEES companies' financial-related and customer information systems. These mission critical systems were first addressed at an individual component level, and then, upon satisfactory completion of that testing, reviewed at an integrated level, during which the Y2K Project team tested for Y2K problems which could be caused by various system interfaces. Additionally, contingency plans are being formulated for mission critical systems, as described below.

  The overall Y2K Project has also been designed such that Y2K-related work performed by external consultants is reviewed by NEES employees, and vice-versa. The Y2K Project team management periodically benchmarks its progress against the recommended progress schedule documented by the North American Electric
Reliability Council (NERC), and is currently ahead of the recommended schedule.

  The NEES companies have also implemented a formalized communication process with third parties to give and receive information related to their progress in remediating their own Y2K issues, and to communicate the NEES companies' progress in addressing the Y2K issue. These third parties include major customers, suppliers, and significant businesses with which the NEES companies have data links (such as banks). The NEES companies have identified standard offer generation service providers, telecommunications companies, and the Independent System Operator-New England (ISO New England) as critical to business operations. The NEES companies have been in contact with all of these parties regarding the progress of their Y2K remediation efforts, and will continue to monitor their ongoing remediation efforts through continued communications. The NEES companies cannot predict the outcome of other companies' remediation efforts. Therefore, contingency plans are being developed, as described below.

  The NEES companies believe total costs associated with making the necessary modifications to all centralized and noncentralized systems will be approximately $28 million. These costs include the replacement of approximately one thousand desktop computers. In addition, the NEES companies are spending $7 million related to the replacement of the human resources and payroll system, in part due to the Y2K issue. As of March 31, 1999, total Y2K-related costs of approximately $30 million have been incurred, of which approximately $4 million has been capitalized. The NEES companies continually review their cost estimates based upon the overall Y2K Project status, and update these estimates as warranted.

  The NEES companies are in the process of developing Y2K contingency plans to allow for critical information and operating systems to function from January 1, 2000 forward. If required, these plans are intended to address both internal risks as well as potential external risks related to suppliers and customers. Part of the contingency planning for accounting and desktop systems will include taking extensive data back-ups prior to year-end closing. For operational systems, the NEES companies have in place an overall disaster recovery program, which already includes periodic disaster simulation training (for outages due to severe weather, for instance). As part of Y2K contingency planning, the NEES companies will review their disaster recovery plans, modifying them for Y2K-specific issues, such as a potential loss of telecommunication services. The NEES companies expect that these contingency plans will be in place by the third quarter of 1999.

  Interregional and regional contingency plans are being formulated that address emergency scenarios due to the interconnection of utility systems throughout the United States. At a regional level, the NEES companies are participating and cooperating with NEPOOL and ISO New England. Overall regional activities, including those of NEPOOL and ISO New England, will be coordinated by the Northeast Power Coordinating Council, whose activities will be incorporated into the interregional coordinating effort by NERC. The target for the completion of this planning process is mid-1999. The NEES companies have noted that the Y2K coordination efforts by ISO New England began in May 1998, resulting in a demanding and difficult schedule to attain regional and interregional target dates.

  The NEES companies believe that the contingency plans being developed both internally and on a regional level should substantially mitigate the risks of Y2K-related failures at NEES company facilities or those caused by the inability of entities, such as ISO New England, to maintain the short-term reliability of various generator and/or transmission lines on a regional or interregional basis. Such risks include temporary disruptions of electric service, which the NEES companies believe is the worst case Y2K scenario with a reasonable chance of occurring. In the event that a short-term disruption in service occurs, NEES does not expect that it would have a material impact on its financial position or results of operation.

  While the NEES companies believe that their overall Y2K program will satisfactorily address all critical operational and system-related issues, significant risks remain. These risks include, but are not limited to, the Y2K readiness of third parties, including other utilities, power suppliers, and ISO New England, cost and timeline estimates of remaining Y2K mitigation efforts, and the overall accuracy of assumptions made related to future events in the development of the Y2K mitigation effort.

Earnings
--------

  Net income for the first quarter of 1999 increased $1 million compared with the corresponding period in 1998. The increase is due primarily to a distribution rate increase implemented in March 1998 and increased kilowatthour (kWh) deliveries of 3.2 percent. These increases were partially offset by increased operation and maintenance expenses, depreciation expense, and property tax expense.

Operating Revenue
-----------------

  Operating revenue decreased $52 million in the first quarter of 1999 compared with the corresponding period in 1998 reflecting lower purchased power rates pursuant to the Massachusetts Settlement implemented in March 1998. Commencing in March 1998, the revenues that the Company was billing related to contract termination charges (CTC) from New England Power Company (NEP), purchased power costs, and transmission wheeling costs became subject to fully reconciling true-up mechanisms based on actual NEP billings. Prior to March 1998, only the fuel component of purchased power expense was subject to a similar fully reconciling true-up mechanism. The decrease in 1999 operating revenue was offset by a $41 million distribution rate increase in accordance with the Massachusetts Settlement, as well as a 3.2 percent increase in kWh deliveries as a result of a continued strong economy and the effect of weather.

Operating Expenses
------------------

  Operating expenses for the first quarter of 1999 decreased $53 million compared with the corresponding period in 1998, primarily due to reduced purchased electric energy expenses. The decrease in purchased electric energy due to the lower rates from power suppliers is partially offset by the implementation of CTC billing from NEP which commenced in March 1998. The decrease is also partially offset by increased operation and maintenance costs, increased depreciation expense, and increased property tax expense.

  The decrease in purchased electric energy is principally due to reduced rates billed to the Company by suppliers. Historically, the Company purchased all of its electrical requirements from NEP under the provisions of an all-requirements contract at NEP's standard resale rate. Effective March 1, 1998, the contract was amended, terminating the all-requirements provision of the contract and resulting in CTCs, the fixed portion of which the Company will pay monthly to NEP through the end of 2000. The Company's customers also gained the right to choose their power supplier. NEP continued to supply power to the Company, at lower rates, for customers that continued to take power from the Company, until September 1, 1998, when USGen New England, Inc., an indirect wholly owned subsidiary of PG&E Corporation, and TransCanada Power Marketing, Ltd. became the Company's principal wholesale power suppliers.

  The increase in other operation and maintenance expenses is primarily due to increased transmission billings from NEP of approximately $22 million which, prior to March 1, 1998, were a component of purchased power expense. These transmission expenses are included as part of the transmission true-up mechanism as discussed in the "Operating Revenue" section. The increase in operation and maintenance expenses is also due to costs associated with year 2000 computer readiness allocated to the Company and increased healthcare costs.

  The increase in depreciation expense in the first quarter of 1999 primarily reflects a portion of the $11 million increase in annual depreciation expense provided for in the Massachusetts Settlement, which went into effect on March 1, 1998, and depreciation expense on new utility plant expenditures.

Other Income
------------

  The increase in other income reflects the impact of a $1.3 million write-off of loss on reacquired debt in the first quarter of 1998.

Utility Plant Expenditures and Financing
----------------------------------------

  Cash expenditures for utility plant totaled $20 million for the first three months of 1999. The funds necessary for utility plant expenditures during the period were primarily provided by net cash from operating activities, after the payment of dividends.

  At March 31, 1999, the Company had $37 million of short-term debt outstanding representing borrowings from affiliates. The Company's ability to issue short-term debt is limited by the need to obtain regulatory approval from the SEC under the Public Utility Holding Company Act of 1935. Approval has been granted for up to $150 million. At March 31, 1999, the Company had lines of credit with banks totaling $55 million which are available to provide liquidity support for commercial paper borrowings and other corporate purposes. There were no borrowings under these lines of credit at March 31, 1999.

  For the twelve-month period ending March 31, 1999, the ratio of earnings to fixed charges was 3.52.

                   PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

     Information concerning a rate filing by the Company with the Massachusetts Department of Telecommunications and Energy on April 30, 1999, discussed in Part I of this report in Management's Discussion and Analysis of Financial Condition and Results of Operations, is incorporated herein by reference and made a part hereof.

Item 4.  Submission of Matters to a Vote of Security-Holders
------------------------------------------------------------

     On March 17, 1999, the Annual Meeting of Stockholders was held. The following actions were taken by the unanimous vote of the 2,398,111 shares having general voting rights represented at the meeting:

     The number of directors was fixed at seven.

     The following were elected as directors of the Company:

     Cheryl A. LaFleur
     Robert L. McCabe
     Lydia M. Pastuszek
     Lawrence J. Reilly
     Christopher E. Root
     Nancy H. Sala
     Richard P. Sergel

     John G. Cochrane was elected Treasurer and Geraldine M.
Zipser was elected Clerk.

     PricewaterhouseCoopers was selected as auditor for 1999.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

     The Company is filing the following revised exhibit for incorporation by reference into its registration statement on Form S-3, Commission File No. 33-59145.

     12   Statement re computation of ratios

     The Company is filing Financial Data Schedules.

     The Company filed reports on Form 8-K dated February 1,
1999, and March 31, 1999, containing Items 5 and 7 and Item 7, respectively.

                            SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q for the quarter ended March 31, 1999 to be signed on its behalf by the undersigned thereunto duly authorized.

                              MASSACHUSETTS ELECTRIC COMPANY


                              s/John G. Cochrane

                              John G. Cochrane, Treasurer,
                              Authorized Officer, and
                              Principal Financial Officer

Date: May 17, 1999