Form 10-Q
period 1999-06-30
MASSACHUSETTS ELECTRIC CO
filed 1999-08-13
CIK 63073

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549


FORM 10-Q

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

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

Yes (X)      No ( )

Common stock, par value $25 per share, authorized and outstanding: 2,398,111 shares at June 30, 1999.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
----------------------------

MASSACHUSETTS ELECTRIC COMPANY
Statements of Income
Periods Ended June 30
(Unaudited)
          Quarter                    Six Months
          --------                    ----------
     1999          1998          1999          1998
     ----          ----          ----          ----
                    (In Thousands)
Operating revenue     $323,452     $361,889     $668,216     $758,603
                    --------     --------     --------     --------

Operating expenses:
     Purchased electric energy:
          Contract termination charges from
           New England Power Company, an affiliate     55,055     104,952
110,803     141,774
          Other New England Power Company      -     122,640     -     369,317
          Other     128,207     91     276,007     174
     Other operation     79,053     76,216     154,584     126,998
     Maintenance     7,997     8,596     15,223     17,348
     Depreciation     16,612     16,441     33,225     30,694
     Taxes, other than income taxes     8,669     7,989     18,269     16,938
     Income taxes     7,718     6,476     16,372     14,029
                    --------     --------     --------     --------
               Total operating expenses     303,311     343,401
624,483     717,272
                    --------     --------     --------     --------
Operating income     20,141     18,488     43,733     41,331

Other income (expense), net     (366)     (449)     (2,556)     (3,327)
                    --------     --------     --------     --------
               Operating and other income     19,775     18,039     41,177
38,004
                    --------     --------     --------     --------

Interest:
     Interest on long-term debt     6,857     6,670     13,710     13,541
     Other interest     1,718     1,912     3,629     3,331
     Allowance for borrowed funds used during
      construction - credit     (179)     (155)     (374)     (291)
                    --------     --------     --------     --------
               Total interest     8,396     8,427     16,965     16,581
                    --------     --------     --------     --------

Net income     $ 11,379     $  9,612     $ 24,212     $ 21,423
                    ========     ========     ========     ========



Statements of Retained Earnings
(In Thousands)


Retained earnings at beginning of period     $221,216     $197,139
$208,537     $201,156
Net income     11,379     9,612     24,212     21,423
Dividends declared on cumulative
     preferred stock     (155)     (240)     (309)     (480)
Dividends declared on common stock     (59,953)     (9,593)     (59,953)
(25,181)
                    --------     --------     --------     --------
Retained earnings at end of period     $172,487     $196,918     $172,487
$196,918
                    ========     ========     ========     ========


The accompanying notes are an integral part of these financial statements.

Per share data is not relevant because the Company's common stock is wholly owned by New England Electric System.



                MASSACHUSETTS ELECTRIC COMPANY
Statements of Income
Twelve Months Ended June 30
(Unaudited)
     1999          1998
     ----          ----
          (In Thousands)

Operating revenue     $1,400,030     $1,607,628
               ----------     ----------

Operating expenses:
     Purchased electric energy:
          Contract termination charges from New
           England Power Company, an affiliate     269,659     141,773
          Other New England Power Company      95,703     954,328
          Other     450,923     519
     Other operation     320,095     246,068
     Maintenance     31,397     37,950
     Depreciation     64,231     55,312
     Taxes, other than income taxes     39,314     31,167
     Income taxes     38,662     41,427
                    ----------     ----------
               Total operating expenses     1,309,984     1,508,544
                    ----------     ----------
Operating income     90,046     99,084

Other income (expense), net     (2,739)     (2,756)
                    ----------     ----------
               Operating and other income     87,307     96,328
                    ----------     ----------

Interest:
     Interest on long-term debt     27,242     27,066
     Other interest     7,666     6,574
     Allowance for borrowed funds used during
      construction - credit     (776)     (504)
                    ----------     ----------
               Total interest     34,132     33,136
                    ----------     ----------

Net income     $   53,175     $   63,192
                    ==========     ==========



Statements of Retained Earnings
(In Thousands)


Retained earnings at beginning of period     $  196,918     $  171,581
Net income     53,175     63,192
Dividends declared on cumulative preferred stock     (702)     (1,744)
Dividends declared on common stock     (76,739)     (32,375)
Premium on redemption of preferred stock     (165)     (3,736)
                    ----------     ----------
Retained earnings at end of period     $  172,487     $  196,918
                    ==========     ==========


The accompanying notes are an integral part of these financial statements.

Per share data is not relevant because the Company's common stock is wholly owned by New England Electric System.



                MASSACHUSETTS ELECTRIC COMPANY
Balance Sheets
(Unaudited)
     June 30,          December 31,
ASSETS     1999          1998
------     ----          ----
          (In Thousands)
Utility plant, at original cost     $1,646,343     $1,626,569
     Less accumulated provisions for depreciation     520,470     499,975
                         ----------     ----------
                         1,125,873     1,126,594
Construction work in progress     22,294     16,575
                         ----------     ----------
          Net utility plant     1,148,167     1,143,169
                         ----------     ----------
Current assets:
     Cash          5,205     6,994
     Accounts receivable:
          From electric energy services     158,679     188,956
          Other (including $16,373,000 and $6,629,000
               from affiliates)     16,909     7,358
               Less reserves for doubtful accounts     14,029     12,450
                         ----------     ----------
                         161,559     183,864
     Unbilled revenues     60,847     56,133
     Materials and supplies, at average cost     9,420     9,281
     Prepaid and other current assets     7,084     13,886
                         ----------     ----------
               Total current assets     244,115     270,158
                         ----------     ----------
Deferred charges and other assets     36,114     41,235
                         ----------     ----------
                         $1,428,396     $1,454,562
                         ==========     ==========
CAPITALIZATION AND LIABILITIES
------------------------------
Capitalization:
     Common stock, par value $25 per share, authorized
          and outstanding 2,398,111 shares     $   59,953     $   59,953
     Premium on capital stock     45,942     45,942
     Other paid-in capital     193,498     193,498
     Retained earnings     172,487     208,537
     Unrealized gain on securities, net     303     273
                         ----------     ----------
               Total common equity     472,183     508,203
     Cumulative preferred stock     10,674     10,674
     Long-term debt     347,415     353,329
                         ----------     ----------
               Total capitalization     830,272     872,206
                         ----------     ----------
Current liabilities:
     Long-term debt due in one year     21,000     15,000
     Short-term debt     31,575     80,725
     Accounts payable (including $57,842,000 and $34,506,000
          to affiliates)     148,720     127,621
     Accrued liabilities:
          Taxes     2,141     -
          Interest     8,352     8,509
          Other accrued expenses     51,760     40,626
     Customer deposits     3,914     4,456
     Dividends payable     60,108     4,951
                         ----------     ----------
               Total current liabilities     327,570     281,888
                         ----------     ----------
Deferred federal and state income taxes     182,702     200,965
Unamortized investment tax credits     13,842     14,377
Other reserves and deferred credits     74,010     85,126
                         ----------     ----------
                         $1,428,396     $1,454,562
                         ==========     ==========

The accompanying notes are an integral part of these financial statements.
                MASSACHUSETTS ELECTRIC COMPANY
Statements of Cash Flows
Six Months Ended June 30
(Unaudited)
              1999          1998
     ----          ----
          (In Thousands)
Operating Activities:
          Net income     $  24,212     $  21,423
          Adjustments to reconcile net income to net cash
               provided by operating activities:
          Depreciation     33,225     30,694
          Deferred income taxes and investment tax credits, net
(17,765)     3,121
          Allowance for funds used during construction     (374)     (291)
          Decrease (increase) in accounts receivable, net
               and unbilled revenues     17,591     (19,149)
          Decrease (increase) in materials and supplies     (139)     263
          Decrease (increase) in prepaid and other current assets
6,802     5,170
          Increase (decrease) in accounts payable     21,099     18,611
          Increase (decrease) in other current liabilities     12,576
3,126
          Other, net     (6,697)     5,451
                         --------     --------
                    Net cash provided by operating activities     $ 90,530
$ 68,419
                         --------     --------
Investing Activities:
          Plant expenditures, excluding allowance for
               funds used during construction     $(37,854)     $(42,919)
          Other investing activities         (210)     (2,115)
                         --------     --------
                    Net cash used in investing activities     $(38,064)
$(45,034)
                         --------     --------
Financing Activities:
          Capital contributions from parent     $      -     $    245
          Dividends paid on common stock     (4,796)     (20,385)
          Dividends paid on preferred stock     (309)     (480)
          Changes in short-term debt     (49,150)     775
          Long-term debt - issues     -     25,000
          Long-term debt - retirements     -     (30,000)
                         --------     --------
                    Net cash used in financing activities     $(54,255)
$(24,845)
                         --------     --------

Net decrease in cash and cash equivalents     $ (1,789)     $ (1,460)

Cash and cash equivalents at beginning of period     6,994     6,743
                         --------     --------
Cash and cash equivalents at end of period     $  5,205     $  5,283
                         ========     ========


The accompanying notes are an integral part of these financial statements.
         MASSACHUSETTS ELECTRIC COMPANY
Notes to Unaudited Financial Statements

Note A - Hazardous Waste
------------------------

     The Federal Comprehensive Environmental Response, Compensation and Liability Act, more commonly known as the "Superfund" law, imposes strict, joint and several liability, regardless of fault, for remediation of property contaminated with hazardous substances. A number of states, including Massachusetts, have enacted similar laws.

     The electric utility industry typically utilizes and/or generates in its operations a range of potentially hazardous products and by- products. Massachusetts Electric Company (the Company) currently has in place an internal environmental audit program and an external waste disposal vendor audit and qualification program intended to enhance compliance with existing federal, state, and local requirements regarding the handling of potentially hazardous products and by-products.

     The Company has been named as a potentially responsible party (PRP) by either the United States Environmental Protection Agency or the Massachusetts Department of Environmental Protection for a number of sites at which hazardous waste is alleged to have been disposed. Private parties have also contacted or initiated legal proceedings against the Company regarding hazardous waste cleanup. The most prevalent types of hazardous waste sites with which the Company has been associated are manufactured gas locations. (Until the early 1970s, New England Electric System (NEES) was a combined electric and gas holding company system.) The Company is aware of approximately 35 such manufactured gas locations in Massachusetts, including some for which the Company has been identified as a PRP. The Company has reported the existence of all manufactured gas locations of which it is aware to state environmental regulatory agencies. The Company is engaged in various phases of investigation and remediation work at 17 of the manufactured gas locations. The Company is currently aware of other possible hazardous waste sites, and may in the future become aware of additional sites, that it may be held responsible for remediating.
       In 1993, the Massachusetts Department of Public Utilities  approved a settlement agreement that provides for rate recovery of remediation costs of former manufactured gas sites and certain other hazardous waste sites located in Massachusetts. Under that agreement, qualified costs related to these sites are paid out of a special fund established on the Company's books. Rate-recoverable contributions of $3 million, adjusted since 1993 for inflation, are added annually to the fund along with interest, lease payments, and any recoveries from insurance carriers and other third parties. At June 30, 1999, the fund had a balance of $48 million.

     Predicting the potential costs to investigate and remediate hazardous waste sites continues to be difficult. There are also significant uncertainties as to the portion, if any, of the investigation and remediation costs of any particular hazardous waste site that may ultimately be borne by the Company. The NEES companies have recovered amounts from certain insurers, and, where appropriate, the Company intends to seek recovery from other insurers and from other PRPs, but it is uncertain whether, and to what extent, such efforts will be successful. At June 30, 1999, the Company had total reserves for environmental response costs of $42 million which includes reserves established in connection with the Company's hazardous waste fund referred to above. The Company believes that hazardous waste liabilities for all sites of which it is aware, and which are not covered by a rate agreement, are not material to its financial position.

Note B - Derivative Instruments
-------------------------------

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133), which establishes accounting and
reporting standards for such instruments.   The FASB delayed the effective
date of FAS 133 for one year, to fiscal years beginning after June 15, 2000.

     Under the provisions of industry restructuring settlement agreements approved by state and federal regulators implemented on March 1, 1998, the Company is required to offer a default service option to those customers who, for a variety of reasons, are not purchasing power from a competitive supplier. The Company is required to procure this power supply through competitive bidding. In March 1999, the Company entered into a power supply contract with a third party to provide the physical supply of this power at a variable market rate. In May 1999, the Company entered into an eight month financial contract with another third party to convert this variable rate into a fixed rate for substantially, if not for all, of the physical supply. The Company will bill its retail customers at the fixed rate under the financial contract. Purchases under these contracts are expected to be less than $5 million per month based on June 1999 service requirements.

Note C
------

     In the opinion of the Company, these financial statements reflect all adjustments (which include normal recurring adjustments) necessary for a fair statement of the results of its operations for the periods presented and should be considered in conjunction with the notes to the financial statements in the Company's 1998 Annual Report.
      Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations
-----------------------------------------------------------------

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

Update of Merger Agreements with National Grid and EUA

     On April 22, 1999, shareholders of National Grid approved the proposed merger with 99 percent of those voting approving the merger. On May 3, 1999, NEES received the approval of more than the required majority of outstanding shares for the merger with 75 percent of outstanding shares voting in favor of the merger. Of those shares voted, in excess of 94 percent voted in favor of the merger.

     The NEES/National Grid merger has received approval or clearance from the Federal Trade Commission (FTC), the Committee on Foreign Investment in the United States, the Federal Energy Regulatory Commission (FERC), the Vermont Public Service Board (VPSB), and the Connecticut Department of Public Utility Control (CDPUC). In addition, the New Hampshire Public Utilities Commission approved the proposed merger in an oral order on August 9, 1999, with a written order expected in several weeks.
           NEES and National Grid have also filed for merger approval with the
Securities and Exchange Commission (SEC), under the Public Utility Holding Company Act of 1935 (1935 Act). In connection with the SEC application, the Massachusetts Department of Telecommunications and Energy (MDTE) certified to the SEC that the merger would not interfere with the MDTE's authority or ability to protect customers of NEES' Massachusetts distribution subsidiaries. NEES and National Grid have requested a similar certification from state regulators in Rhode Island. In addition, NEES and National Grid have also filed for merger approval with the Nuclear Regulatory Commission (NRC) to transfer ownership licenses for its minority ownership interests in regional nuclear plants. On July 20, 1999, three subsidiaries of Northeast Utilities filed a request for hearing with the NRC with respect to financial qualifications and raising issues of foreign ownership. NEES and National Grid responded, in a July 27, 1999 filing, opposing the request and asserting that the application should be granted as a matter of law and there is no need for a hearing. It is not known when the NRC will respond to the request or how it will rule.

     The NEES/National Grid merger is expected to be completed by early 2000.

     The NEES acquisition of EUA has also received clearance from the FTC. NEES and EUA have made appropriate filings with the FERC, SEC, under the 1935 Act, NRC, MDTE, VPSB, and the Rhode Island Public Utilities Commission. In addition, the acquisition of EUA requires approval by the CDPUC. On May 17, 1999, EUA shareholders approved the acquisition of EUA by NEES. The acquisition of EUA is expected to be completed by early 2000.

Impact of Mergers on Distribution Rates
---------------------------------------

     In April 1999, the Company and Eastern Edison Associates (Eastern Edison), a wholly owned subsidiary of EUA, filed a rate consolidation plan with the MDTE, reflecting the acquisition of EUA by NEES and the merger of Eastern Edison into the Company. In the filing, the companies proposed that effective January 1, 2001, Eastern Edison's customers would pay the same delivery rates as the Company. The filing calls for an extension of the Company's
      distribution rate freeze through December 31, 2002.  The freeze would be extended an additional two years upon completion of the NEES/National Grid merger.

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

Regulatory Asset Recovery
-------------------------

     Historically, electric utility rates have been based on a utility's costs. As a result, electric utilities are subject to certain accounting standards that are not applicable to other business enterprises in general. Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation (FAS 71), requires regulated entities, in appropriate circumstances, to establish regulatory assets or liabilities, and thereby defer the income statement impact of these charges because they are expected to be included in future customer charges. At June 30, 1999, the Company had net regulatory liabilities of approximately $1 million.

     Under existing ratemaking practices and provisions of industry restructuring settlement agreements approved by state and federal regulators (Massachusetts Settlement), the Company has the ability to recover through rates its specific costs of providing ongoing distribution services and stranded costs billed to it by New England Power Company (NEP). To date, the Company believes these factors allow it to continue to apply FAS 71.

     Currently, there is much regulatory and other movement toward establishing performance-based rates. It is possible that the adoption of performance-based rates, future regulatory rules, or other circumstances could cause the application of FAS 71 to be discontinued. Absent the circumstances described in the next
      paragraph, this discontinuation would result in a noncash write-off of previously established regulatory assets or liabilities. In addition, reserves for depreciation may also have to be increased to comply with unregulated accounting practices.

     In April 1999, the Company filed a rate plan which, if approved, may cause the application of FAS 71 to be discontinued upon consummation of the NEES/National Grid merger. Because the discontinuation of FAS 71 would be coincident with the completion of the NEES/National Grid merger, the NEES companies believe the appropriate accounting treatment would be that the regulatory assets or liabilities would not be written off but instead reclassified to either an intangible asset account or a goodwill account.

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

     During 1996, the NEES companies began the process of identifying the changes required to their computer software and hardware to mitigate Y2K issues. The NEES companies established a Y2K Project team to manage these issues, which has consisted of as many as 70 full-time equivalent staff at some points in time, primarily external consultants being overseen by an internal Y2K management team. To facilitate the Y2K Project, NEES entered into contracts with Keane, Inc. and IBM to provide personnel support to the Y2K Project. Through June 30, 1999, the NEES companies have spent approximately $18 million with these vendors, which is included in the cost figures disclosed below. The Y2K Project team reports project progress to a Y2K Executive Oversight Committee each month. The team also makes regular reports to NEES' Board of Directors and its Audit Committee. The NEES companies separated their Y2K Project into four parts as shown below.

               Substantial     Contingency Testing,
               Completion     Documentation,
               of Critical     and Clean
Category     Specific Example     Systems     Management
--------     ----------------     -----------     -------------------

Mainframe/Midrange     Accounting/Customer     Completed     Throughout 1999
systems     service integrated
          systems

Desktop systems     Personal computers/     Completed     Throughout 1999
          Department software/
          Networks

Operational/     Dispatching systems/     Completed     Throughout 1999
Embedded     Transmission and
systems     Distribution systems/
          Telephone systems

External issues     Electronic Data     Completed     Throughout 1999
          Interchange/Vendor
          communications



     The NEES companies used a three-phase approach in coordinating their Y2K Project for system-related issues: (I) Assessment and Inventory, (II) Pilot Testing, and (III) Renovation, Conversion, or Replacement of Application and Operating Software Packages and Testing. Phase I, which was an initial assessment of all systems and devices for potential Y2K defects, was completed in mid-1997. These assessments included, but were not limited to, the review of program code for mainframe and midrange systems, analysis of personal computer hardware and network equipment for desktop systems, reaching consensus with key "data exchange" partners regarding the approach and execution of plans to address Y2K- related issues, and coordination with other New England Power Pool (NEPOOL) member utilities related to operational systems, such as transmission systems. Phase II, which consisted of renovation
      pilots for a cross-section of systems in order to facilitate the establishment of templates for Phase III work, was completed in late 1997. Phase III, which was completed on June 30, 1999, required the renovation, conversion, or replacement of the remaining applications and operating software packages.

     Critical systems include major operational and informational systems such as the NEES companies' financial-related and customer information systems. These mission critical systems were first addressed at an individual component level, and then, upon satisfactory completion of that testing, reviewed at an integrated level, during which the Y2K Project team tested for Y2K problems which could be caused by various system interfaces. Additionally, contingency plans are being implemented for mission critical systems, as described below.

     The overall Y2K Project was designed such that Y2K-related work performed by external consultants was reviewed by NEES employees, and vice-versa. The Y2K Project team management periodically benchmarked its progress against the recommended progress schedule documented by the North American Electric Reliability Council (NERC), and has met all recommended schedules, including the issuance of its Year 2000 Readiness Letter to NERC on June 30, 1999.

     The NEES companies also implemented a formalized communication process with third parties to give and receive information related to their progress in remediating their own Y2K issues, and to communicate the NEES companies' progress in addressing the Y2K issue. These third parties include major customers, suppliers, and significant businesses with which the NEES companies have data links (such as banks). The NEES companies have identified standard offer generation service providers, telecommunications companies, and the Independent System Operator-New England (ISO New England) as critical to business operations. The NEES companies have been in contact with all of these parties regarding the progress of their Y2K remediation efforts, and will continue to monitor their ongoing remediation efforts through continued communications. The NEES companies cannot predict the outcome of other companies' remediation efforts. Therefore, contingency plans are being implemented, as described below.

           The NEES companies believe total costs associated with making the necessary modifications to all centralized and noncentralized systems will be approximately $28 million. These costs include the replacement of approximately one thousand desktop computers. In addition, the NEES companies are spending $7 million related to the replacement of the human resources and payroll system, in part due to the Y2K issue. As of June 30, 1999, total Y2K-related costs of approximately $33 million have been incurred, of which approximately $6 million have been capitalized. The NEES companies continually review their cost estimates based upon the overall Y2K Project status, and update these estimates as warranted.

     The NEES companies have developed and are implementing Y2K contingency plans to allow for critical information and operating systems to function from January 1, 2000, forward. These plans are intended to address both internal risks as well as potential external risks related to suppliers and customers. Part of the contingency plan implementation for accounting and desktop systems will include taking extensive data back-ups prior to year-end closing. For operational systems, the NEES companies have in place an overall disaster recovery program, which already includes periodic disaster simulation training (for outages due to severe weather, for instance). As part of the Y2K contingency plan implementation, the NEES companies are reviewing their disaster recovery plans and modifying them for Y2K-specific issues, such as a potential loss of telecommunication services. The NEES companies expect to hold contingency plan drills during the third quarter of 1999.

     Interregional and regional contingency plans are being finalized to address emergency scenarios due to the interconnection of utility systems throughout the United States. At a regional level, the NEES companies are participating and cooperating with NEPOOL and ISO New England. Overall regional activities, including those of NEPOOL and ISO New England, are being coordinated by the Northeast Power Coordinating Council, whose activities are being incorporated into the interregional coordinating effort by NERC.
Drills of these interregional and regional contingency plans are expected to be held in September 1999.

     The NEES companies believe that their mission critical systems used to deliver electricity are ready for date changes associated with Y2K, in accordance with the criteria specified by NERC.

       Recognizing that neither the NEES companies nor any
other organization can make guarantees about something as complex as Y2K, the NEES companies also have developed and are implementing the contingency plans described above (including contingency plans in the event of temporary disruptions of electric service) to address potential problems caused by Y2K. In the event that a short-term disruption in service occurs, NEES does not expect that such a disruption would have a material impact on its financial position or results of operation.

Earnings
--------

     Net income for the second quarter and first six months of 1999 increased $2 million and $3 million, respectively, compared with the corresponding periods in 1998. The increase is due primarily to increased kilowatthour
(kWh) deliveries, partially offset by increased operation and maintenance expense, property tax expense, and income taxes. Earnings for the first six months of 1999 were also positively affected by a $41 million distribution rate increase implemented in March 1998 in accordance with the Massachusetts Settlement, partially offset by increased depreciation expense.

Operating Revenue
-----------------

     Operating revenue decreased $38 million and $90 million in the second quarter and first six months of 1999, respectively, compared with the corresponding periods in 1998, reflecting the net rate reductions required in 1998 by the Massachusetts Settlement. Partially offsetting the decrease in both periods were increased kWh deliveries of 5.8 percent and 4.4 percent, respectively, as a result of significantly warmer weather in June 1999 and the effect of a strong economy.

Operating Expenses
------------------

     Operating expenses for the second quarter and first six months of 1999 decreased $40 million and $93 million, respectively, compared with the corresponding periods in 1998, primarily due to reduced purchased electric energy expenses, partially offset by increased operation and maintenance costs, and increased property
      and income tax expense.  Year-to-date operating expenses were also affected by increased depreciation expense.

     The decrease in purchased electric energy for the second quarter and first six months of 1999 reflects reduced transition access charge billings from NEP. In addition, on a year-to-date basis, the decrease in purchased electric energy is also due to the termination of the Company's former all-requirements contract and the establishment of new contracts to meet continuing obligations to customers.

     The increase in other operation and maintenance expenses is primarily due to additional transition costs associated with NEES' proposed acquisition of EUA, increased regulatory assessments, and the allocation of additional New England Power Service Company costs after NEP's divestiture of its nonnuclear generating business. These increases were partially offset by reduced charge-offs related to uncollectible accounts. On a year-to-date basis, the increase in other operation and maintenance expenses is also due to increased transmission billings of approximately $21 million, which, prior to March 1, 1998, were a component of purchased power expense.

     The increase in depreciation expense in the first six months of 1999 is primarily due to the $11 million increase in annual depreciation expense provided for in the Massachusetts Settlement, which went into effect on March 1, 1998, and depreciation expense on new utility plant expenditures.

     The increase in property tax expense for the second quarter and first six months of 1999 reflects the continuing impact of corrections identified by the Company in the third quarter of 1998 related to plant valuation amounts used in the calculation of property taxes by certain municipalities.

Utility Plant Expenditures and Financing
----------------------------------------

     Cash expenditures for utility plant totaled $38 million for the first six months of 1999. The funds necessary for utility plant expenditures during the period were provided by net cash from operating activities, after the payment of dividends.
           At June 30, 1999, the Company had $32 million of short-term debt outstanding representing borrowings from affiliates. The Company's ability to issue short-term debt is limited by the need to obtain regulatory approval from the SEC under the 1935 Act. Approval has been granted for up to $150 million. At June 30, 1999, the Company had lines of credit with banks totaling $55 million which are available to provide liquidity support for commercial paper borrowings and other corporate purposes. There were no borrowings under these lines of credit at June 30, 1999.

     For the twelve-month period ending June 30, 1999, the ratio of earnings to fixed charges was 3.61.
      PART II. OTHER INFORMATION

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

     12     Statement re computation of ratios

     The Company is filing Financial Data Schedules.

      SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q for the quarter ended June 30, 1999 to be signed on its behalf by the undersigned thereunto duly authorized.

                              MASSACHUSETTS ELECTRIC COMPANY

                              s/John G. Cochrane

                              John G. Cochrane, Treasurer,
                              Authorized Officer, and
                              Principal Financial Officer

Date:     August 13, 1999