Form 10-Q
period 1999-09-30
MASSACHUSETTS ELECTRIC CO
filed 1999-11-12
CIK 63073

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549


FORM 10-Q

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

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

Yes (X)      No ( )

Common stock, par value $25 per share, authorized and outstanding: 2,398,111 shares at September 30, 1999.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
----------------------------

MASSACHUSETTS ELECTRIC COMPANY
Statements of Income
Periods Ended September 30
(Unaudited)
          Quarter                    Nine Months
          -------                    -----------
     1999          1998          1999          1998
     ----          ----          ----          ----
                    (In Thousands)
Operating revenue     $353,732     $380,409     $1,021,948     $1,139,012
                    --------     --------     ----------     ----------

Operating expenses:
     Purchased electric energy:
           Non-affiliates     144,140     42,647     420,147     42,821
        New England Power Company, an affiliate     -     95,920     -
465,237
       Contract termination charges from New
             England Power Company     60,342     100,026     171,145
241,800
     Other operation     73,202     74,818     227,786     201,816
     Maintenance     10,530     7,867     25,753     25,215
     Depreciation     16,613     16,171     49,838     46,865
     Taxes, other than income taxes     8,795     13,444     27,064     30,382
     Income taxes     12,276     9,166     28,648     23,195
                    --------     --------     ----------     ----------
               Total operating expenses     325,898     360,059
950,381     1,077,331
                    --------     --------     ----------     ----------
Operating income     27,834     20,350     71,567     61,681

Other income (expense), net     2,537     (91)     (19)     (3,418)
                    --------     --------     ----------     ----------
               Operating and other income     30,371     20,259     71,548
58,263
                    --------     --------     ----------     ----------

Interest:
     Interest on long-term debt     6,718     6,673     20,428     20,214
     Other interest     5,063     1,848     8,692     5,179
     Allowance for borrowed funds used during
      construction     (163)     (182)     (537)     (473)
                    --------     --------     ----------     ----------
               Total interest     11,618     8,339     28,583     24,920
                    --------     --------     ----------     ----------

Net income     $ 18,753     $ 11,920     $   42,965     $   33,343
                    ========     ========     ==========     ==========


Statements of Retained Earnings
(In Thousands)


Retained earnings at beginning of period     $172,487     $196,918
$208,537     $201,156
Net income     18,753     11,920     42,965     33,343
Dividends declared on cumulative
     preferred stock     (155)     (240)     (464)     (720)
Dividends declared on common stock     -     (11,990)     (59,953)
(37,171)
Premium on redemption of preferred stock     -     (29)     -     (29)
                    --------     --------     --------     --------
Retained earnings at end of period     $191,085     $196,579     $191,085
$196,579
                    ========     ========     ========     ========


The accompanying notes are an integral part of these financial statements.

Per share data is not relevant because the Company's common stock is wholly owned by New England Electric System.

       MASSACHUSETTS ELECTRIC COMPANY
Statements of Income
Twelve Months Ended September 30
(Unaudited)
     1999          1998
     ----          ----
          (In Thousands)
Operating revenue     $1,373,353     $1,583,047
                    ----------     ----------

Operating expenses:
     Purchased electric energy:
       Non-affiliates     552,416     42,882
            New England Power Company, an affiliate     (217)     747,935
       Contract termination charges from
             New England Power Company     229,975     241,800
     Other operation     318,479     269,488
     Maintenance     34,060     37,632
     Depreciation          64,673     58,845
     Taxes, other than income taxes     34,665     36,991
     Income taxes     41,772     45,661
                    ----------     ----------
               Total operating expenses     1,275,823     1,481,234
                    ----------     ----------
Operating income     97,530     101,813

Other income (expense), net     (111)     (2,649)
                    ----------     ----------
               Operating and other income     97,419     99,164
                    ----------     ----------

Interest:
     Interest on long-term debt     27,287     27,051
     Other interest     10,881     5,632
     Allowance for borrowed funds used during
      construction     (757)     (590)
                    ----------     ----------
               Total interest     37,411     32,093
                    ----------     ----------

Net income     $   60,008     $   67,071
                    ==========     ==========



Statements of Retained Earnings
(In Thousands)


Retained earnings at beginning of period     $196,579     $176,445
Net income     60,008     67,071
Dividends declared on cumulative preferred stock     (617)     (1,205)
Dividends declared on common stock     (64,749)     (41,967)
Premium on redemption of preferred stock     (136)     (3,765)
                    --------     --------
Retained earnings at end of period     $191,085     $196,579
                    ========     ========


The accompanying notes are an integral part of these financial statements.

Per share data is not relevant because the Company's common stock is wholly owned by New England Electric System.


MASSACHUSETTS ELECTRIC COMPANY
Balance Sheets
(Unaudited)
     September 30,          December 31,
ASSETS     1999          1998
------     ----          ----
          (In Thousands)
Utility plant, at original cost     $1,665,238     $1,626,569
     Less accumulated provisions for depreciation     533,333     499,975
                         ----------     ----------
                         1,131,905     1,126,594
Construction work in progress     21,216     16,575
                         ----------     ----------
               Net utility plant     1,153,121     1,143,169
                         ----------     ----------
Current assets:
     Cash          7,490     6,994
     Accounts receivable:
          From electric energy services     150,285     188,956
          Other (including $14,028,000 and $6,629,000
           from affiliates)     14,641     7,358
               Less reserves for doubtful accounts     13,537     12,450
                         ----------     ----------
                         151,389     183,864
     Unbilled revenues     55,643     56,133
     Materials and supplies, at average cost     8,895     9,281
     Prepaid and other current assets     1,691     13,886
                         ----------     ----------
               Total current assets     225,108     270,158
                         ----------     ----------
Deferred charges and other assets     34,699     41,235
                         ----------     ----------
                         $1,412,928     $1,454,562
                         ==========     ==========

CAPITALIZATION AND LIABILITIES
------------------------------
Capitalization:
     Common stock, par value $25 per share, authorized
          and outstanding 2,398,111 shares     $   59,953     $   59,953
     Premium on capital stock     45,942     45,942
     Other paid-in capital     193,498     193,498
     Retained earnings     191,085     208,537
     Unrealized gain on securities, net     259     273
                         ----------     ----------
               Total common equity     490,737     508,203
     Cumulative preferred stock     10,674     10,674
     Long-term debt     332,458     353,329
                         ----------     ----------
               Total capitalization     833,869     872,206
                         ----------     ----------
Current liabilities:
     Long-term debt due within one year     21,000     15,000
     Short-term debt to affiliates     54,700     80,725
     Accounts payable (including $55,393,000 and $34,506,000
          to affiliates)     149,666     127,621
     Accrued liabilities:
          Taxes     11,028     -
          Interest     7,853     8,509
          Other accrued expenses     61,554     40,626
     Customer deposits     3,638     4,456
     Dividends payable     155     4,951
                         ----------     ----------
               Total current liabilities     309,594     281,888
                         ----------     ----------
Deferred federal and state income taxes     177,531     200,965
Unamortized investment tax credits     13,574     14,377
Other reserves and deferred credits     78,360     85,126
                         ----------     ----------
                         $1,412,928     $1,454,562
                         ==========     ==========

The accompanying notes are an integral part of these financial statements.


MASSACHUSETTS ELECTRIC COMPANY
Statements of Cash Flows
Nine Months Ended September 30
(Unaudited)
              1999          1998
     ----          ----
          (In Thousands)
Operating Activities:
          Net income     $  42,965     $ 33,343
          Adjustments to reconcile net income to net cash
               provided by operating activities:
          Depreciation     49,838     46,865
          Deferred income taxes and investment tax credit, net
(22,650)     6,010
          Allowance for borrowed funds used during construction     (537)
(473)
          Decrease (increase) in accounts receivable, net
           and unbilled revenues     32,965     (50,308)
          Decrease (increase) in materials and supplies     386     325
          Decrease (increase) in prepaid and other current assets
12,195     7,158
          Increase (decrease) in accounts payable     22,045     2,169
          Increase (decrease) in other current liabilities     30,482
35,214
          Other, net     (1,379)     7,755
                         ---------     --------
                    Net cash provided by operating activities     $
166,310     $ 88,058
                         ---------     --------

Investing Activities:
          Plant expenditures, excluding allowance for
               funds used during construction     $ (59,236)     $(54,805)
          Other investing activities     (340)     (3,539)
                         ---------     --------
                    Net cash used in investing activities     $ (59,576)
$(58,344)
                         ---------     --------
Financing Activities:
          Capital contributions from parent     $       -     $    274
          Dividends paid on common stock     (64,749)     (41,967)
          Dividends paid on preferred stock     (464)     (720)
          Long-term debt - issues     -     25,000
          Long-term debt - retirements     (15,000)     (30,000)
          Changes in short-term debt     (26,025)     18,250
          Premium on reacquisition of preferred stock     -     (29)
                         ---------     --------
                    Net cash used in financing activities     $(106,238)
$(29,192)
                         ---------     --------

Net increase (decrease) in cash and cash equivalents     $     496     $
522

Cash and cash equivalents at beginning of period     6,994     6,743
                         ---------     --------
Cash and cash equivalents at end of period     $   7,490     $  7,265
                         =========     ========


The accompanying notes are an integral part of these financial statements.

      MASSACHUSETTS ELECTRIC COMPANY
Notes to Unaudited Financial Statements

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

     In 1993, the Massachusetts Department of Public Utilities approved a settlement agreement that provides for rate recovery of remediation costs of former manufactured gas sites and certain other hazardous waste sites located in Massachusetts. Under that agreement, qualified costs related to these sites are paid out of a special fund established on the Company's books. Rate-recoverable contributions of $3 million, adjusted since 1993 for inflation, are added annually to the fund along with interest, lease payments, and any recoveries from insurance carriers and other third parties. At September 30, 1999, the fund had a balance of $49 million.

     Predicting the potential costs to investigate and remediate hazardous waste sites continues to be difficult. There are also significant uncertainties as to the portion, if any, of the investigation and remediation costs of any particular hazardous waste site that may ultimately be borne by the Company. The NEES companies have recovered amounts from certain insurers, and, where appropriate, the Company intends to seek recovery from other insurers and from other PRPs, but it is uncertain whether, and to what extent, such efforts will be successful.
      At September 30, 1999, the Company had total reserves for environmental response costs of $47 million which includes reserves established in connection with the Company's hazardous waste fund referred to above. The Company believes that hazardous waste liabilities for all sites of which it is aware, and which are not covered by a rate agreement, are not material to its financial position.

Note B - Derivative Instruments
-------------------------------

     Under the provisions of industry restructuring settlement agreements approved by state and federal regulators implemented on March 1, 1998, the Company is required to offer a default service option on a fully recoverable basis to those customers who, for a variety of reasons, are not purchasing power from a competitive supplier. The Company is required to procure this power supply through competitive bidding. In March 1999, the Company entered into a six month power supply contract with a third party to provide the physical supply of this power at a variable market rate. This contract was replaced with a similar contract upon its expiration in September 1999. In May 1999, the Company entered into an eight month financial contract with another third party to convert this variable rate into a fixed rate for the majority, if not for all, of the physical supply. This contract was entered into to provide price protection for customers and is therefore fully recoverable. Purchases under these contracts related to default service and other services are expected to be less than $7 million per month based on September 1999 service requirements.

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

Merger Agreements
-----------------

     For a full discussion of New England Electric System's (NEES) merger agreem ents with The National Grid Group plc (National Grid) and Eastern Utilities Associates (EUA), see the Merger Agreements sections of the Company's Form
10-K for 1998 and the Company's 1998 Annual Report.

Update of Merger Agreements with National Grid and EUA

     The NEES/National Grid merger has received approval or clearance from shareholders of both National Grid and NEES, the Federal Trade Commission
(FTC), the Committee on Foreign Investment in the United States, the Federal Energy Regulatory Commission (FERC), the Vermont Public Service Board (VPSB), the Connecticut Department of Public Utility Control (CDPUC), and the New Hampshire Public Utilities Commission (NHPUC).

     On November 3, 1999, the Office of the Consumer Advocate for New Hampshire filed a motion seeking rehearing or reconsideration of the merger approval by the NHPUC with respect to the treatment of the acquisition premium and stranded costs. NEES and National Grid have opposed the motion for rehearing.

     NEES and National Grid have also filed for merger approval with the Securities and Exchange Commission (SEC), under the Public Utility Holding Company Act of 1935 (1935 Act). In connection with the SEC application, the Massachusetts Department of Telecommunications and Energy (MDTE) and the Rhode Island Public Utilities Commission (RIPUC) certified to the SEC that the merger would not interfere with their authority or ability to protect customers of NEES' distribution subsidiaries in Massachusetts and Rhode Island, respectively.

      In addition, NEES and National Grid have also filed for merger approval with the Nuclear Regulatory Commission (NRC) to transfer ownership licenses for its minority ownership interests in regional nuclear plants. In July
1999, three subsidiaries of Northeast Utilities (NU) filed a request for hearing with the NRC with respect to financial qualifications and issues of foreign ownership. In October 1999, the NRC issued an order granting the request for hearing and directed NEES, National Grid, and the NU subsidiaries to promptly determine whether the proceeding could be settled without a hearing. In November 1999, NEES, National Grid, and the NU subsidiaries executed an agreement with respect to these issues. As part of this agreement, the NU subsidiaries agreed to withdraw their intervention and request for hearing. Assuming the NRC grants the motion to withdraw, NEES and National Grid anticipate that the remaining required regulatory approvals from the SEC, under the 1935 Act, and the NRC will be obtained in a time frame that will allow the merger to be completed by early 2000.
        The NEES acquisition of EUA has received approval or clearance from EUA shareholders, the FTC, the CDPUC, and the FERC. NEES and EUA have also made appropriate filings with the SEC, under the 1935 Act, NRC, MDTE, VPSB, and the RIPUC. The acquisition of EUA is expected to be completed by early 2000.

Impact of Mergers on Distribution Rates
---------------------------------------

     In April 1999, the Company and Eastern Edison Associates (Eastern Edison), a wholly owned subsidiary of EUA, filed a rate consolidation plan with the MDTE, reflecting the acquisition of EUA by NEES and the merger of Eastern Edison into the Company. In the filing, the companies proposed that effective January 1, 2001, Eastern Edison's customers would pay the same delivery rates as customers of the Company. The filing calls for an extension of the Company's distribution rate freeze through December 31, 2002. The freeze would be extended an additional two years upon completion of the NEES/National Grid merger.

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

Regulatory Asset Recovery
-------------------------

     Historically, electric utility rates have been based on a utility's costs. As a result, electric utilities are subject to certain accounting standards that are not applicable to other business enterprises in general. Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation (FAS 71), requires regulated entities, in appropriate circumstances, to establish regulatory assets or liabilities, and thereby defer the income statement impact of these charges because they are expected to be included in future customer charges. At September 30, 1999, the Company had net regulatory liabilities of approximately $13 million.

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

Year 2000 Readiness Disclosure
------------------------------

     Over the course of this year, most companies have faced and will continue to face a potentially serious information systems (computer) problem because many software applications and operational programs written in the past may not properly recognize calendar dates associated with the year 2000 (Y2K). This could cause computers to either shut down or lead to incorrect calculations.

     The NEES companies believe that their mission critical systems used to deliver electricity are ready for date changes associated with Y2K, in accordance with the criteria specified by the North American Electric Reliability Council (NERC). Recognizing that neither the NEES companies nor any other organization can make guarantees about something as complex as Y2K, the NEES companies have also developed and implemented the contingency plans described below (including contingency plans in the event of temporary disruptions of electric service) to address potential problems caused by Y2K. In the event that a short-term disruption in service occurs, NEES does not expect that such a disruption would have a material impact on its financial position or results of operation.

     During 1996, the NEES companies began the process of identifying the changes required to their computer software and hardware to mitigate Y2K issues. The NEES companies established a Y2K Project team to manage these issues, which consisted of as many as 70 full-time equivalent staff at some points in time, primarily external consultants being overseen by an internal Y2K management team. To facilitate the Y2K Project, NEES entered into contracts with Keane, Inc. and IBM to provide personnel support to the Y2K Project. Through September 30, 1999, the NEES companies have spent approximately $18 million with these vendors, which is included in the cost figures disclosed below. The Y2K Project team reports project progress to a Y2K Executive Oversight Committee each month. The team also makes regular reports to NEES' Board of Directors and its Audit Committee. The NEES companies separated their Y2K Project into four parts as shown on the following page.

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

     Critical systems include major operational and informational systems such as the NEES companies' financial-related and customer information systems. These mission critical systems were first addressed at an individual component level, and then, upon satisfactory completion of that testing, reviewed at an integrated level, during which the Y2K Project team tested for Y2K problems which could be caused by various system interfaces. Additionally, contingency plans have been implemented for mission critical systems, as described below.

     The overall Y2K Project was designed such that Y2K-related work performed by external consultants was reviewed by NEES employees, and vice-versa. The Y2K Project team management continuously benchmarked its progress against the recommended progress schedule documented by NERC, and has met all recommended schedules, including the issuance of its Year 2000 Readiness Letter to NERC on June 30, 1999.

 The NEES companies also implemented a formalized communication process with third parties to give and receive information related to their progress in remediating their own Y2K issues, and to communicate the NEES companies' progress in addressing the Y2K issue. These third parties include major customers, suppliers, and significant businesses with which the NEES companies have data links (such as banks). The NEES companies have identified standard offer (transition service) generation service providers, telecommunications companies, and the Independent System Operator-New England (ISO New England) as critical to business operations. The NEES companies have been in contact with all of these parties regarding the progress of their Y2K remediation efforts, and will continue to monitor their ongoing remediation efforts through continued communications. The NEES companies cannot predict the outcome of other companies' remediation efforts. Therefore, contingency plans have been implemented, as described below.

     The NEES companies believe total costs associated with making the necessary modifications to all centralized and noncentralized systems will be approximately $28 million, including the replacement of approximately one thousand desktop computers. In addition, the NEES companies have spent $7 million (of which approximately $6 million has been capitalized) related to the replacement of the human resources and payroll system, in part due to the Y2K issue. As of September 30, 1999, substantially all Y2K-related costs have been incurred. The NEES companies continually review their cost estimates based upon the overall Y2K Project status, and update these estimates as warranted.

     The NEES companies developed and implemented Y2K contingency plans to allow for critical information and operating systems to function from January 1, 2000, forward. These plans are intended to address both internal risks as well as potential external risks related to suppliers and customers. Part of the contingency plan implementation for accounting and desktop systems will include taking extensive data back-ups prior to year-end closing. For operational systems, the NEES companies have in place an overall disaster recovery program, which already includes periodic disaster simulation training (for outages due to severe weather, for instance). As part of the Y2K contingency plan implementation, the NEES companies have reviewed their disaster recovery plans and modified them for Y2K-specific issues, such as a potential loss of telecommunication services. The NEES companies conducted contingency plan drills on September 8, and 9, 1999.

     Interregional and regional contingency plans have been finalized for utility systems throughout the United States. At a regional level, the NEES companies have participated and cooperated with NEPOOL and ISO New England. Overall regional activities, including those of NEPOOL and ISO New England, are being coordinated by the Northeast Power Coordinating Council, whose activities have been incorporated into the interregional coordinating effort by NERC. Drills of these interregional and regional contingency plans were also conducted on September 8 and 9, 1999.

      Earnings
--------

     Net income for the third quarter and first nine months of 1999 increased $7 million and $10 million, respectively, compared with the corresponding periods in 1998. The increase is due primarily to increased kilowatthour
(kWh) deliveries and reduced property tax expense, partially offset by increased operation and maintenance expenses on a combined basis. Earnings for the year-to-date period are also positively affected by a $41 million distribution rate increase implemented in March 1998 in accordance with the Massachusetts Settlement, partially offset by increased depreciation expense.

Operating Revenue
-----------------

     Operating revenue decreased $27 million and $117 million in the third quarter and first nine months of 1999, respectively, compared with the corresponding periods in 1998, reflecting the net rate reductions required in 1998 and 1999 by legislation enacted in Massachusetts in 1997 and the Massachusetts Settlement. Partially offsetting these decreases are increased kWh deliveries of 4.5 percent in both the third quarter and year-to-date period as a result of significantly warmer weather and the effect of a strong economy. The Massachusetts Settlement also put into place fully reconciling rate adjustment mechanisms covering purchased power costs, transmission costs, demand-side management costs, and NEP contract termination charge costs. In the third quarter of 1999, certain corrections were recorded of amounts calculated under these rate adjustment mechanisms which increased revenues by $2 million.

Operating Expenses
------------------

     Operating expenses for the third quarter and first nine months of 1999 decreased $34 million and $127 million, respectively, compared with the corresponding periods in 1998, primarily due to reduced purchased electric energy and property tax expense. These decreases are partially offset by increased operation and maintenance expenses on a combined basis, increased depreciation expense, and increased income taxes.

     The decrease in purchased electric energy for the third quarter and first nine months of 1999 reflects reduced transition access charge billings from NEP, partially offset by increased costs associated with contracts established to meet continuing transition service obligations to customers. In addition, on a year-to-date basis, the decrease in purchased electric energy is also due to the termination of the Company's former all-requirements contract with NEP.

     The increase in other operation and maintenance expenses is primarily due to increased transmission wheeling costs of $3 million and $24 million for the third quarter and first nine months of 1999, respectively, reflecting increased billings from ISO New England and, for the year-to-date period, the fact that these costs were a component of purchased power expense prior to March 1, 1998. In addition, the increase in other operation and maintenance expenses is due to transition costs incurred in connection with NEES' proposed acquisition of EUA, increased regulatory assessments, and the allocation of additional New England Power Service Company costs after NEP's divestiture of its nonnuclear generating business. For the third quarter of 1999, the increase also reflects increased distribution maintenance costs as a result of severe weather. These increases are partially offset by reduced Y2K-related costs and reduced charge-offs related to uncollectible accounts.

     The increase in depreciation expense for the first nine months of 1999 is primarily due to the $11 million increase in annual depreciation expense provided for in the Massachusetts Settlement, which went into effect on March 1, 1998, and depreciation expense on new utility plant expenditures.

     The decrease in property tax expense for the third quarter and year-to-date period reflects the impact of one-time property tax payments made during the third quarter of 1998 to certain municipalities to reflect corrections identified by the Company related to plant valuation amounts used in the calculation of property taxes by those municipalities. The decrease is partially offset by the continuing impact of those revised valuation amounts.

Interest Expense and Other Income
---------------------------------

     The increase in interest expense and other income for the third quarter and first nine months of 1999 is due principally to increased interest expense and interest income associated with rate adjustment mechanisms, as well as the effect of costs incurred in 1998 in connection with the Massachusetts industry restructuring legislation. For the year-to-date period, the increase in other income also reflects a premium on the reacquisition of debt incurred in 1998.

Utility Plant Expenditures and Financing
----------------------------------------

     Cash expenditures for utility plant totaled $59 million for the first nine months of 1999. The funds necessary for utility plant expenditures during the period were provided by net cash from operating activities, after the payment of dividends.

     In the first nine months of 1999, the Company retired $15 million of mortgage bonds.

     At September 30, 1999, the Company had $55 million of short-term debt outstanding to affiliates. The Company has received regulatory approval from the SEC, under the 1935 Act, to issue up to $150 million of short-term debt. At September 30, 1999, the Company had lines of credit with banks totaling $55 million which are available to provide liquidity support for commercial paper borrowings and other corporate purposes. There were no borrowings under these lines of credit at September 30, 1999.

     For the twelve-month period ending September 30, 1999, the ratio of earnings to fixed charges was 3.64.
      PART II. OTHER INFORMATION

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

     12     Statement re computation of ratios

     The Company is filing Financial Data Schedules.

      SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q for the quarter ended September 30, 1999 to be signed on its behalf by the undersigned thereunto duly authorized.

                              MASSACHUSETTS ELECTRIC COMPANY

                              s/John G. Cochrane

                              John G. Cochrane, Treasurer,
                              Authorized Officer, and
                              Principal Financial Officer

Date:     November 10, 1999